Form 10-Q
period 2016-09-30
Agora Holdings, Inc.
filed 2016-11-18
CIK 1680966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-55686
Commission File Number

AGORA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Utah	61-1673166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Rimrock Road, Unit #2, North York, Ontario, Canada	M3J 3A6
(Address of principal executive offices)	(Zip Code)

855-561-4541
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
121,232,883 shares of common stock outstanding as of November 15, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AGROA HOLDINGS, INC.
TABLE OF CONTENTS

AGORA  HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of September 30, 2016 and December 31,2015	F-1
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015	F-2
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-15

AGORA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current
Cash	$148	$-
Accounts receivable	21,274	9,902
Prepaid expenses	15,000	-
Total Current Assets	36,422	9,902

Total Assets	$36,422	$9,902

LIABILITIES
Current
Accounts payable and accrued liabilities	$28,627	$63,124
Other payables	5,987	4,177
Due to related party	24,437	22,594
Convertible notes - related party	209,917	324,267
Total Current Liabilities	268,968	414,162

Commitment and contingency	-	150,000

Total Liabilities	268,968	564,162

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.10 par value;
authorized: 100,000,000, no shares issued and outstanding as of December 31, 2015 and 2014	-	-
Common Stock, $0.001par value;
authorized: 500,000,000 shares, 121,232,882 and 120,036,702 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	121,233	120,037
Additional Paid-in Capital	338,207	(161,595)
Accumulated other comprehensive income (loss)	1,722	2,843
Accumulated income (deficit)	(693,708)	(515,545)
Total Stockholders’ Deficit	(232,546)	(554,260)
Total Liabilities and Stockholders’ Deficit	$36,422	$9,902

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2016	2015	2016	2015

Gross Revenue	$4,605	$-	$15,695	$18,015
Costs of Goods Sold	1,140	5,353	3,406	18,800
Gross profit	3,465	(5,353)	12,289	(785)

Operating Expenses
Management fees	18,000	18,000	54,000	54,000
Professional fees	17,410	10,380	44,520	32,725
Consulting fees	24,800	19,800	64,400	59,400
General and administrative expenses	12,254	10,568	22,556	33,400
Total operating expenses	72,464	58,748	185,476	179,525

Income (loss) from operations	(68,999)	(64,101)	(173,187)	(180,310)

Interest expenses	(2,468)	(53,653)	(4,976)	(144,380)

Net (loss)	$(71,467)	$(117,754)	$(178,163)	$(324,690)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	121,197,738	120,036,702	121,110,658	120,036,702

Comprehensive Income (Loss):
Net income (loss)	$(71,467)	$(117,754)	$(178,163)	$(324,690)
Effect of foreign currency translation	15	1,677	(1,211)	1,689
Comprehensive Loss	$(71,452)	$(116,077)	$(179,374)	$(323,001)

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	September 30,
	2016	2015
Cash flows from Operating Activities
Net income (loss)	$(178,163)	$(324,690)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of debt discount	-	132,232
Shares issuance for services	6,000	-
Changes in operating assets and liabilities:
Accounts receivable	(10,785)	(4,982)
Prepaid expenses	(15,000)	-
Customer deposit	-	3,731
Accounts payable	(13,412)	37,168
Due to related party	1,561	14,574
Net cash used in operating activities	(209,799)	(141,967)

Cash flows from Investing Activities
Net cash provided by investing activities	-	-

Cash flows from Financing Activities
Proceeds from convertible notes	209,917	138,301
Net cash provided by financing activities	209,917	138,301

Effects of exchange rates on cash	30	1,690

Increase (decrease) in cash during the period	148	(1,976)
Cash, beginning of period	-	1,976
Cash, end of period	$148	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash flow in financing activities:
Debt principal converted to shares	$324,267	$-
Accrued interest converted to shares	$20,730	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of business and basis of presentation

Organization and nature of business

Agora Holdings Inc. (the “Company” or “Agora”) is a Utah corporation incorporated on February 1, 1983 as Pleistocene, Inc. On May 1, 1998 we changed our name to Agora Holdings, Inc. The Company is presently pursuing various business opportunities is in the business of software development, specializing in web, media and lpTV applications as well as operating support billing software for VOIP telephony, through its wholly owned subsidiary, Geegle Media Inc.  Presently our primary operational office is located in Canada, with software development work outsourced to Bulgaria.

On May 19, 2014 the Company filed amended articles with the State of Utah in order to effect a reverse split on the basis of 1,000 to 1, to increase the Company’s authorized common shares to 500,000,000 and to increase the Company’s authorized preferred shares to 100,000,000 which became effective on July 22, 2014. The effect of this reverse split has been retroactively applied to the common stock balances as at December 31, 2013 and reflected in all common stock activity presented in these financial statements.

On May 29, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Sandra Gale Morgan, owner of all of the issued and outstanding membership interests of 677770BC LTD, a British Columbia corporation doing business as Sunbeam Central (“SBC”) where the Company will acquire all of the issued and outstanding shares of capital stock of SBC with the purpose of owning and operating SBC as the Company’s wholly-owned subsidiary  and will deliver a total of 250,000,000 shares of the Company’s common stock and 50,000,000 shares of the Company’s preferred stock.  The Company was unable to close the transaction and on September 20, 2014 the Company, Sandra Gale Morgan and SBC entered into a termination agreement where under all issued preferred shares and common shares of Agora held in escrow pending closing of the transaction were canceled and returned to treasury and all membership interests of SBC were returned from escrow to Sandra Gale Morgan.

On September 30, 2014, the Company entered into and completed a share exchange agreement with Danail Terziev, an individual residing in the Province of Ontario (“Owner”), who is the 100% holder of the issued and outstanding shares of Geegle Media Ltd. (“Geegle”), an Ontario corporation (‘GML”).  Under such agreement, the Owner will deliver all of the outstanding capital stock of GML to the Company in exchange for a total of 70,000,000 shares of the Company’s common stock and $150,000 cash payment, payable within 90 days of the Company becoming current in its filings on OTC Markets. The Owner and the Company are in negotiation to extend the date for the cash payment by a further 180 days.

Concurrent with the aforementioned share exchange agreement, Mr. Danail Terziev, was appointed to the Company’s board of directors and became the Chief Executive Officer of Agora.   Mr. Terziev also became the controlling shareholder of the Company concurrent with the completion of the transaction.

As a result of the aforementioned transaction, Geegle became a wholly owned subsidiary of the Company.

The business combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of GML.  Under reverse acquisition accounting GML (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the business combination.

Geegle Media Ltd. is in the business of software development, specializing in web, media and lpTV applications as well as operating support billing software for VOIP telephony. The Company is seeking other business opportunities that complement its existing business focus.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of business and basis of presentation (continued)

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report for the fiscal year ended December 31, 2015.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Going Concern

For the nine months ended September 30, 2016, the Company reported net losses of $178,163. In addition, the Company had a working capital deficit as of September 30, 2016. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2016 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 - Summary of Significant Accounting Policies

Principal of Consolidation

These consolidated financial statements include the accounts of Agora Holdings Inc. and its wholly-owned subsidiary, Geegle Media Ltd.  All intercompany balances and transactions have been eliminated in consolidation.

Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, debt discounts and common stock issued for assets, services or in settlement of obligations.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) products are installed and/or the contracted services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.

All product installations and system configuration services are sold on a payment per order basis. All development services are invoiced when completed. Revenues are recognized at the point of sale, which occurs when the service is completed and/or installation services are complete.

Costs of Goods Sold

Cost of goods sold include all direct costs of handling and purchasing installed items, direct labor relative to services provided for installation and/or monitoring, and costs incurred in software development and implementation.  There are no costs of goods sold on a recurring basis with respect to monthly charges for ongoing subscription fees once installation of equipment is completed.

 Foreign Currencies

Functional and presentation currency - Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’). The consolidated financial statements are presented in US Dollars, which is the Company’s presentation currency.

Transactions and balances - Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at quarter end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations.

Subsidiaries - The results and financial position of all subsidiaries that have a functional currency different from the presentation currency are translated into the presentation currency as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet;
ii) income and expenses are translated at average exchange rates;
iii) all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Loss per Common Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 4 - Convertible Notes

The following table summarizes information in respect to the convertible notes:

	Principal Amount ($)	Debt Discount ($)	Carrying Value ($)	Accrued interest payable ($)
December 31, 2014	147,513	-	147,513	2,324
Additions	176,754	(176,754)	-	-
Amortization of debt discount	-	176,754	176,754	-
Interest expenses	-	-	-	18,406
December 31, 2015	324,267	-	324,267	20,730
Additions	209,917	-	209,917	-
Interest expenses	-	-	-	4,976
Issuance of shares to settle debt	(324,267)	-	-	(20,730)
September 30, 2016	209,917	-	209,917	4,976

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Convertible Notes

During the year ended December 31, 2015 the Company entered into various convertible loan agreements for total gross proceeds of $38,635 with corporations controlled by a shareholder of the Company.  The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.002 per share. ($147,513 – December 31, 2014).  On the transaction date, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $38,635 as additional paid-in capital and the debt discount in full was recorded as interest expense.

During the year ended December 31, 2015 the Company entered into various convertible loan agreements for total gross proceeds of $138,119 with one of the Company’s major shareholders. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.002 per share.  On the transaction dates, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $138,119 as additional paid-in capital and the debt discount in full was recorded as interest expense.

The Company renegotiated the terms of the aforementioned convertible notes to reprice the conversion terms to $0.30 from $0.002 per share. Concurrently the Company entered into various debt conversion agreements with a major shareholder and a corporation controlled by this major shareholder to settle a total of $344,997 in convertible loans payable as well as accrued interest up to the conversion date in exchange for 1,149,991 shares of the Company’s common stock effective January 19, 2016.

During the three months ended March 31, 2016 the Company entered into a convertible loan agreement for total gross proceeds of $46,029 with one of the Company’s major shareholders. The loan bears interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company did not recognize the intrinsic value of the embedded beneficial conversion feature since the fair market value on the date of the note, $0.23, was lower than the conversion price.

During the three months ended June 30, 2016 the Company entered into a convertible loan agreement for total gross proceeds of $77,409 with one of the Company’s major shareholders. The loan bears interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company did not recognize the intrinsic value of the embedded beneficial conversion feature since the fair market value on the date of the note, $0.13, was lower than the conversion price.

During the three months ended September 30, 2016 the Company entered into a convertible loan agreement for total gross proceeds of $86,479 with one of the Company’s major shareholders. The loan bears interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company did not recognize the intrinsic value of the embedded beneficial conversion feature since the fair market value on the date of the note, $0.18, was lower than the conversion price.

Note 5 – Commitment

On August 15, 2016 the Company and Danail Terziev, its CEO and a member of the board of directors, entered into an amendment to the September 30, 2014 share exchange agreement where under the Company acquired Geegle Media Ltd. (“Geegle”).  The Company and Mr. Terziev have agreed to waive the $150,000 cash payment required under the terms of the original agreement due to the fact that the Geegle Media revenue base has not yet grown sufficiently to meet such payments without undue strain on the Company. The Company recorded the $150,000 to additional paid in capital.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Consulting Agreement

On September 7, 2016, the Company entered into a Consulting Agreement (the “Agreement”) with a third party for the provision of investor introduction services, primarily to deal with Canadian investors, to the Company for an initial term of one year, expiring on September 7, 2017.

In consideration for services provided, the Company shall compensate consultant in the following schedule:

a.	The company shall be commencing after the completion of the first four months of the term, pay to consultant a monthly fee in an amount equal to $5,000 USD during the balance of the term;
b.	The Company agrees to make an initial payment to the consultant $20,000 USD, a payment equal to and represents the initial four months of Fees on or before September 9, 2016.

Note 7 – Equity

The Company’s authorized common stock consists of 500,000,000 common shares with par value of $0.001 and 100,000,000 shares of preferred stock with par value of $0.10 per share.

On January 19, 2016, the Company agreed to issue 1,149,991 shares of common stock to a shareholder of the Company and a company controlled by a shareholder of the Company in order to retire certain convertible notes payable and accrued interest thereon.  (Ref Note 4 – Convertible notes).

On August 25, 2016, the Company agreed to issue 46,189 shares of common stock with a price of $0.1299 per share, totaling $6,000, to a third party for the service provided on drafting a Form 10 Registration Statement.

As of September 30, 2016 and December 31, 2015, the Company has 121,232,883 and 120,036,702 shares of common stock and nil shares of preferred stock issued and outstanding.

Note 8 - Related Party Transactions

On January 19, 2016 a shareholder of the Company and a company controlled by this shareholder agreed to convert a total of $344,997 in convertible loans payable as well as accrued interest up to the conversion date in exchange for 1,149,991 shares of the Company’s common stock.

During the nine months ended September 30, 2016 and 2015 the Company paid $48,000 in management fees to Mr. Ruben Yakubov, the Company’s President and a member of the Board of Directors.

During the nine months ended September30, 2016, the Company received advances in the amount of $1,561, from a company controlled by our CEO. The Company didn’t make any cash payments, leaving $24,437 in the balance sheets as advances from related party.

During the three months ended March 31, 2016 the Company entered into a convertible loan agreement for total gross proceeds of $46,029 with one of the Company’s major shareholders. The loan bears interest at a rate of 8% per annum and is convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.

During the three months ended June 30, 2016 the Company entered into a convertible loan agreement for total gross proceeds of $77,409 with one of the Company’s major shareholders. The loan bears interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Related Party Transactions (continued)

During the three months ended September 30, 2016 the Company entered into a convertible loan agreement for total gross proceeds of $86,479 with one of the Company’s major shareholders. The loan bears interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company did not recognize the intrinsic value of the embedded beneficial conversion feature since the fair market value on the date of the note, $0.18, was lower than the conversion price.

Note 9 – Subsequent events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

EM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This current report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on September 27, 2016 as part of a Form 10-12G, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Epoxy, Inc. and its wholly owned subsidiary Couponz, Inc.

Current Business

Agora Holdings Inc. (the “Company” or “Agora”) is a Utah corporation incorporated on February 1, 1983 as Pleistocene, Inc.

On June 25, 1983, the Company changed its name to “Gentronix Laboratories, Inc.”  On February 13, 1990, the Company merged with Consolidated International Holdings, Inc. a New York corporation. The Company was the surviving entity and changed its name to “Consolidated Holding’s Corp.” On October 19, 1993, the Company acquired all of the issued and outstanding shares of Midcontinent Petroleum Corporation, a Missouri corporation, in exchange for 2,639,280 shares of the Company’s common stock. On March 4, 1997, the Company changed its name to Pacific Diversified Holdings Corp.  On May 1, 1998 we changed our name to Agora Holdings, Inc. The Company is presently pursuing various business opportunities is in the business of software development, specializing in web, media and lpTV applications as well as operating support billing software for VOIP telephony, through its wholly owned subsidiary, Geegle Media Inc. Presently our primary operational office is located in Canada.

On May 19, 2014 the Company filed amended articles with the State of Utah in order to effect a reverse split on the basis of 1,000 to 1, to increase the Company’s authorized common shares to 500,000,000 and to increase the Company’s authorized preferred shares to 100,000,000 which became effective on July 22, 2014.

On May 29, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Sandra Gale Morgan, owner of all of the issued and outstanding membership interests of 677770BC LTD, a British Columbia corporation doing business as Sunbeam Central (“SBC”) where the Company will acquire all of the issued and outstanding shares of capital stock of SBC with the purpose of owning and operating SBC as the Company’s wholly-owned subsidiary and will deliver a total of 250,000,000 shares of the Company’s common stock and 50,000,000 shares of the Company’s preferred stock. The Company was unable to close the transaction and on September 20, 2014 the Company, Sandra Gale Morgan and SBC entered into a termination agreement where under all issued preferred shares and common shares of Agora held in escrow pending closing of the transaction were canceled and returned to treasury and all membership interests of SBC were returned from escrow to Sandra Gale Morgan.

On September 30, 2014, the Company entered into and completed a share exchange agreement with Danail Terziev, an individual residing in the Province of Ontario (“Owner”), who is the 100% holder of the issued and outstanding shares of Geegle Media Ltd. (“Geegle”), an Ontario corporation (‘GML”). Under such agreement, the Owner will deliver all of the outstanding capital stock of GML to the Company in exchange for a total of 70,000,000 shares of the Company’s common stock and $150,000 cash payment, payable within 90 days of the Company becoming current in its filings on OTC Markets. The Owner and the Company are in negotiation to extend the date for the cash payment by a further 180 days.

On August 15, 2016, the Company and Danail Terziev, its CEO and a member of the board of directors, entered into an amendment to the September 30, 2014 share exchange agreement where under the Company acquired Geegle Media Ltd. (“Geegle”).  The Company and Mr. Terziev have agreed to waive the $150,000 cash payment required under the terms of the original agreement due to the fact that the Geegle Media revenue base has not yet grown sufficiently to meet such payments without undue strain on the Company.

Concurrent with the aforementioned share exchange agreement, Mr. Danail Terziev, was appointed to the Company’s board of directors and became the Chief Executive Officer of Agora. Mr. Terziev also became the controlling shareholder of the Company concurrent with the completion of the transaction.

As a result of the aforementioned transaction, Geegle became a wholly owned subsidiary of the Company. The business combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of GML. Under reverse acquisition accounting GML (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the business combination.

Geegle Media Ltd. is in the business of software development, specializing in web, media and lpTV applications as well as operating support billing software for VOIP telephony.

Products and Services

Our target markets for operations are Canada, Europe and the USA. Presently all our sales are generated in the Canadian marketplace, with software development work for services in the USA and Europe currently underway. Among other client work, a key component of our revenue to date includes operating the billing service for GeegNet Communications Ltd.

Our targeted market expansion efforts include development and marketing of video software for web TV which we manage through the domain www.geegle.tv. Geegle TV is an international, fully automated platform that can deliver content from any source into any country provided we have rights to that content. Geegle TV provides on demand and live streaming of media content, and operates through a wireless set top box that connects either through a home internet router or other wireless source.  We plan to develop applications or “apps” for android and iOS operating platforms for the Geegle TV software, to allow for mobile access to the Geegle TV platform.   We intend to focus efforts on this segment, and specifically in obtaining content rights, in order to increase our revenue stream in the current and coming years.

We will also continue to provide website development services and billing software services to supplement our revenue stream, along with customized domain services including online marketing for these domains. Our VOIP billing software is leased to clients, and provides our clients with the ability to create automated invoices and track phone conversions for quality and training purposes.  During the fiscal year ended December 31, 2015, the Company entered into negotiations for online TV distribution for Canada, and we are concurrently working on obtaining rights to content in various other international locations. As at the date of this report we have not yet entered into any formal contracts in respect of these negotiations. In Canada, in order to provide our online services we need to secure agreements with local service providers in order to commence live streaming.

In addition to our lpTV application, media, and support billing activities, the Company is currently developing a product that will combine information to be sent to various social media networks, with the result being that a user will only need to upload information one time, with the product then publishing the information to all of the user’s social media networks, rather than the user needing to upload the same information to each individual social media network.

The Company’s executive office is located at 170 Rimrock Road, Unit #2, North York, Ontario, Canada M3J 3A6. The Company’s telephone number is (855)-561-4541.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The Company generated $4,605 in revenue for the three months ended September 30, 2016, compared to revenue of $Nil  for the three months ended September 30, 2015.  The reduction to revenue in the three months ended September 2015 was a direct result of certain technical upgrades to our services during this period and costs incurred prior to invoices being issued to customers for services rendered.

Cost of Goods Sold for the three months ended September 30, 2016 were $1,140, which compares with Cost of Goods Sold of $5,353 for the three month period ended September 30, 2015. Increase to costs of good sold with no revenues in the three months ended September 30, 2015 relate to certain project work with costs incurred prior to issuance of invoices to clients.

Operating expenses, which consisted of management fees, consulting fees, professional fees, as well as general and administrative expenses, for the three months ended September 30, 2016, were $72,464.  This compares with operating expenses for the three months ended September 30, 2015 of $58,748.  The increase in our operating expenses for the three month period ended September 30, 2016 is related to an increase in professional and consulting fees as the Company took steps to become fully reporting with the Securities and Exchange Commission.

As a result of the foregoing, we had a net loss of $71,467 for the three months ended September 30, 2016.  This compares with a net loss for the three months ended September 30, 2015 of $117,754.  The decrease in our net loss for the three month period ended September 30, 2016, is due to a substantial decrease in our interest expenses during the period as the holder of certain notes converted those notes to shares of common stock in the first quarter of fiscal 2016.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The Company generated $15,596 in revenue for the nine months ended September 30, 2016, compared to revenue of $18,015 for the nine months ended September 30, 2015.  The slight decrease in revenue period over period is a result of a reduction to our customer base in the current nine month period.

Cost of Goods Sold for the nine months ended September 30, 2016 were $3,406, which compares with Cost of Goods Sold of $18,800 for the nine month period ended September 30, 2015.  The reduction to costs of goods is a direct result to certain technical upgrades incurred during the third and fourth quarters of fiscal 2015, with no recurring charges in our current nine month period.

Operating expenses, which consisted of management fees, consulting fees, professional fees, as well as general and administrative expenses, for the nine months ended September 30, 2016, were $185,476.  This compares with operating expenses for the nine months ended September 30, 2015 of $179,525.  While our operating expenses remained relative consistent, the expenditures in fiscal 2016 include an increase to legal and consultling fees with respect to our determination to become a fully reporting issuer, whereas our expenses for general and administrative expenses were reduced period over period, due to management's efforts to reduce administrative overheads.

As a result of the foregoing, we had a net loss of 178,163 for the nine months ended September 30, 2016.  This compares with a net loss for the nine months ended September 30, 2015 of $324,690.  The decrease in our net loss for the nine month period ended September 30, 2016, is due to a substantial decrease in our interest expenses during the period as the holder of certain notes converted those notes to shares of common stock in the first quarter of fiscal 2016.

Liquidity and Capital Resources

As of September 30, 2016 we had cash or cash equivalents of $148.  As of December 31, 2015 we had cash or cash equivalents of $0.  Accounts receivable totaled $21,274 in the current period as compared to $9,902 at December 31, 2015, and prepaid expenses totaled $15,000 compared to Nil at December 31, 2015.

Net cash used in operating activities was $209,799 for the nine months ended September 30, 2016.  This compares to net cash used in operating activities of $141,967 for the nine months ended September 30, 2015.  The increase in our net cash used in operating activities for the nine month period ended September 30, 2016 was primarily due to a decrease in our amortization of debt discounts.

Cash flows provided by investing activities was $0 for the nine months ended September 30, 2016 and September 30, 2015.

Cash flows provided by financing activities was $209,917 for the nine months ended September 30, 2016, which compares to cash flows provided by financing activities of $ 138,301 for the nine months ended September 30, 2015.  The increase in our cash flows provided by financing activities for the nine months ended September 30, 2016 was primarily due to the increase in proceeds from convertible notes.

As of September 30, 2016, our total assets were $36,422 and our total liabilities were $268,968.  As of December 31, 2015, our total assets were $9,902 and our total liabilities were $564,162.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks and there can be no assurance that we will not require additional funding in the future.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures.  However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future.  Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments.  We may not be able to obtain such financing on commercially reasonable terms, if at all.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Going Concern
For the nine months ended September 30, 2016, the Company reported net losses of $178,163. In addition, the Company had a working capital deficit as of September 30, 2016. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2016 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 3 of the Financial Statements included herein.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued in the three months ended September 30, 2016 and up to and including the date of this report:

On August 25, 2016, the Company agreed to issue 46,189 shares of common stock with a price of $0.1299 per share, totaling $6,000, to a third party for the service provided on drafting a Form 10 Registration Statement.

In respect of the aforementioned shares issued to an investor the Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.
Further during  the three months ended September 30, 2016 the Company entered into a convertible loan agreement for total gross proceeds of $86,479 with one of the Company’s major shareholders. The loan bears interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share. Rererence Note 4 to the financial statements contained herein.

Other than as disclosed above, there were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

 None .

ITEM 6. EXHIBITS

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1.1 *	Amended Articles of Incorporation 1983
3.1.2 *	Amended Articles of Incorporation 1990
3.1.3 *	Amended Articles of Incorporation 1993
3.1.4 *	Amended Articles of Exchange 1993
3.1.5 *	Amended Articles of Incorporation 1997
3.1.6 *	Amended Articles of Incorporation 1998
3.2 *	Bylaws
10.1 *	Share Exchange Agreement with Geegle Media/Danail Terziev
10.2 *	Addendum Number 1 to Share Exchange Agreement
31.1**	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act
101**	Interactive Data Files
*Previously filed with Form 10 Registration Statement on August 29, 2016 and incorporated herein by reference.
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agora Holdings, Inc.	Agora Holdings, Inc.
(the "Registrant")	(the "Registrant")

/s/Danail Terziev	/s/ Ruben Yakubov
Name: Danail Terziev	Name: Ruben Yakubov
Title: Chief Executive Officer	Title: President (Principal Financial and Accounting Officer)

Date: November 18, 2016	Date: November 18, 2016