Form 10-K
period 2016-12-31
Agora Holdings, Inc.
filed 2017-06-05
CIK 1680966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-55686
Commission File Number

Agora Holdings Inc.
(Exact name of registrant as specified in its charter)

Utah	61-1673166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Rimrock Road, Unit #2, North York, Ontario, Canada	M3J 3A6
(Address of principal executive offices)	(Zip Code)

855-561-4541
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as at June 30, 2016 (the last business day of the Registrant’s most recently completed second quarter), was approximately $5,756,250 based on the $1.125 per share which was the last selling price of the Company’s common stock, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

12,123,152 shares of common stock issued and outstanding as of May 1, 2017

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," "company," "our" and "Agora" mean Agora Holdings Inc., and our wholly-owned subsidiary Geegle Media Ltd., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

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

On May 29, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Sandra Gale Morgan, owner of all of the issued and outstanding membership interests of 677770 BC LTD, a British Columbia corporation doing business as Sunbeam Central (“SBC”) where the Company will acquire all of the issued and outstanding shares of capital stock of SBC with the purpose of owning and operating SBC as the Company’s wholly-owned subsidiary and will deliver a total of 25,000,000 shares of the Company’s common stock and 50,000 shares of the Company’s preferred stock. The Company was unable to close the transaction and on September 20, 2014 the Company, Sandra Gale Morgan and SBC entered into a termination agreement where under all issued preferred shares and common shares of Agora held in escrow pending closing of the transaction were canceled and returned to treasury and all membership interests of SBC were returned from escrow to Sandra Gale Morgan.

On September 30, 2014, the Company entered into and completed a share exchange agreement with Danail Terziev, an individual residing in the Province of Ontario (“Owner”), who is the 100% holder of the issued and outstanding shares of Geegle Media Ltd. (“Geegle”), an Ontario corporation (‘GML”). Under such agreement, the Owner will deliver all of the outstanding capital stock of GML to the Company in exchange for a total of 7,000,000 shares of the Company’s common stock and $150,000 cash payment, payable within 90 days of the Company becoming current in its filings on OTC Markets. The Owner and the Company are in negotiation to extend the date for the cash payment by a further 180 days.

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

On January 20, 2017, the Company filed amended articles with the State of Utah in order to effect a reverse split on a 1 for 10 basis, to reduce the issued and outstanding number of shares which became effective on February 8, 2017.

The effect of above reverse split has been retroactively applied to the historical common stock balances and are reflected in all common stock activity presented in this report.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on January 1st.

We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

A Company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon it attaining a public float of at least $700 million.

However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Competition

The online media and software development industry, as well as the social media network industry are highly competitive. We anticipate that the intensity of competition in the future will increase.

We compete with a number of entities in providing services and products related to social media networks, as well as with media and software development companies.  Such competitor entities include: (1) a variety of large nationwide corporations, including but not limited to public entities and companies that have established loyal customer and user bases over several decades; (2) local companies that have the same or a similar business plan as we do; and (3) a variety of other local and national media and software development companies with which we either currently or may, in the future, compete.

Many of our current and potential competitors are well established and have longer operating histories in the software and media development industries, significantly greater financial and operational resources, and name recognition than we have.  As a result, these competitors may have greater credibility with both existing and potential customers and users.  They also may be able to acquire or develop more services and products than us, which could negatively affect our ability to develop a customer and user base, which would negatively affect our ability to generate revenue.

Intellectual Property

The Company does not have any patents, trademarks, or registered intellectual property.  Any encroachment upon the company’s proprietary information, including the unauthorized use of its brand name, the use of a similar name by a competing company or a lawsuit initiated either by our Company or against our Company for infringement upon proprietary information or improper use of a trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on its business due to the cost of defending any potential litigation related to infringement.  If we do, in the future, obtain any intellectual property, litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect its trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others.  Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Government Regulations

To the best of its knowledge, there are currently no known existing or probable government regulations that may adversely affect the Company’s business, as the company operates in the online sector, specifically related to software and media development and billing.  However, if the regulations related to software or media products and services change or become regulated by a federal or state agency, it could affect the amount of revenue generated by our Company, as we may need to use revenue or working capital to comply with any new regulations.

The Company will be subject to local and international laws and regulations that relate directly or indirectly to its operations, such as the Securities Act of 1933, the Securities and Exchange Act of 1934, and the Utah Corporations Act.  It will also be subject to common business and tax rules and regulations pertaining to the operation of its business, such as the United States Internal Revenue Tax Code, the Utah State Tax Code as well as Canadian tax laws.  The Company will also be subject to proprietary regulations such as United States Trademark and Patent Law as it applies to the intellectual property of third parties.  The Company believes that the effects of existing or probable governmental regulations will be additional responsibilities of the management of the Company to ensure that the Company is in compliance with securities regulations as they apply to the Company’s products as well as ensuring that the company does not infringe on any proprietary rights of others with respect to its products.   The Company will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability it incurs.

Employees

As of the date hereof,  the Company has one full time employee, Danail Terziev.  The Company has no part time employees.  There is currently no employment agreement with Danail Terziev, and although the Company does not believe this will occur, either Mr. Terziev or the Company may choose to terminate Mr. Terziev’s employment at any time.  The Company’s activities are managed by the Company’s Directors and Officers, consisting of Danail Terziev and Ruben Yakubov.  Mr. Yakubov invoices monthly for services he provides and a consultant to the Company.

The officers of the company have the same powers and duties with respect to the management of the business affairs for the Company and the oversight of the day-to-day management operations for the Company as officers of a business would have. They perform such other reasonable duties (taking into consideration the person’s position in the Company) as may be prescribed by the Board of Directors of the Company from time to time. They are obligated to use best efforts to serve the Company faithfully and promote its best interests and shall devote all of his or her business time, attention and services to the faithful and competent discharge of such duties.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

ITEM 1A.  Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by Item 304 of Regulation S-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently operates out of its office located at 170 Rimrock Road, Unit #2, North York, Ontario, Canada M3J 3A6, which is provided rent free by our officers and directors.  There is no lease or rent agreement between our officers and directors, and the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Quotations for the common stock of the Company are included in the under the symbol “AGHI.” The following table sets forth for the respective periods indicated the prices of the common stock as quoted on the OTC Markets. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Quarter	High ($)	Low ($)
4th Quarter ended 12/31/2016	0.1805	0.04
3rd Quarter ended 9/30/2016	0.1804	0.0801
2nd Quarter ended 6/30/2016	0.134	0.1101
1st Quarter ended 3/31/2016	0.28	0.212

4th Quarter ended 12/31/2015	0.165	0.12
3rd Quarter ended 9/30/2015	0.39	0.2418
2nd Quarter ended 6/30/2015	3	3
1st Quarter ended 3/31/2015	3	3

Our common shares are issued in registered form. Our registrar and transfer agent is Cleartrust, LLC, 16540 Pointe Village Dr, Lutz, FL 33558, USA.  Telephone: 813-235-4490.

Holders

As of May 1, 2017, we had outstanding 12,123,152 shares of common stock, which were held by 52 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder.

Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Repurchase of Equity Securities

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this report the Company has no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

The Company has only recently commenced generating revenues from planned principal operations and continues to work to increase its customer base to meet operational overheads.

Results of Operations for the Year ended December 31, 2016 Compared to the Year ended December 31, 2015

The Company generated $17,857 in revenue for the year ended December 31, 2016, including revenue from related parties totaling $3,339, which compares with revenue of $26,235 for the year ended December 31, 2015.  Our revenues decreased during the year ended December 31, 2016 due to a decrease in the amount of products we were able to sell during the period.

Cost of Goods Sold for the year ended December 31, 2016 were $3,397, which compares with Cost of Goods Sold of $19,416 for the year ended December 31, 2015.  The decrease in costs of goods sold is due to the fact that the majority of the Company’s revenues in fiscal 2016 were service based and therefore did not have material component costs such as we experienced in fiscal 2015.

Operating expenses, which consisted of management fees, consulting fees, professional fees, and bad debt as well as general and administrative expenses, for the year ended December 31, 2016, were $623,990.  This compares with operating expenses for the year ended December 31, 2015 of $224,469.  The increase in operating expenses for the year ended December 31, 2016 is related to an increase in professional and consulting fees as we become a reporting issuer.

As a result of the foregoing, we had a net loss of $258,905 for the year ended December 31, 2016.  This compares with a net loss for the year ended December 31, 2015 of $412,810.  The decrease in our net loss is primarily due to a substantive decrease in interest expenses for the year ended December 31, 2016 as a large portion of our outstanding debt was converted to shares in January 2016.

In its audited financial statements as of December 31, 2016, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of December 31, 2016, we had cash or cash equivalents of $6,795.  As of December 31, 2015 we had cash or cash equivalents of $0.

Net cash used in operating activities was $266,142 for the fiscal year ended December 31, 2016.  This compares to net cash used in operating activities of $180,757 in fiscal 2015.  The increase in our net cash used in operating activities for the year ended December 2016 was primarily due to a decrease in our amortization of debt discounts.

Cash flows provided by investing activities was $0 for the years ended December 31, 2016 and December 31, 2015.

Cash flows provided by financing activities was $272,983 for the year ended December 31, 2016, which compares to cash flows provided by financing activities of $176,754 for the prior comparative year ended December 31, 2015. The increase in our cash flows provided by financing activities for the year ended December 31, 2016 was primarily due to the increase in proceeds from convertible notes.

As of December 31, 2106 our total assets were $12,098 and our total liabilities were $324,850.  As of December 31, 2015, our total assets were $9,902 and our total liabilities were $564,162.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors”), and there can be no assurance that we will not require additional funding in the future.

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

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $312,752 at December 31, 2016.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2016 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

While we are attempting to increase our revenues, our cash position is currently not significant enough to support our daily operations.  We may need to raise additional funds by way of a public or private offering.  We believe that the actions presently being taken to increase our revenues provide the opportunity for us to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results.

The following are deemed to be the most significant accounting policies affecting us.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Future Contractual Obligations and Commitment

We incur contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contracts, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related operating activities.

Off-Balance Sheet Arrangements

As of December 31, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;
•	liquidity or market risk support to such entity for such assets;
•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or
•
an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMETNS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Agora Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Agora Holdings, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Agora Holdings, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC
Lakewood, CO

June 5, 2017

AGORA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current
Cash	$6,795	$-
Accounts receivable	5,303	9,902
Total Current Assets	12,098	9,902

Total Assets	$12,098	$9,902

LIABILITIES
Current
Accounts payable and accrued liabilities	$24,172	$63,124
Other payables	5,990	4,177
Due to related party	21,705	22,594
Convertible notes - related party	272,983	324,267
Total Current Liabilities	324,850	414,162

Commitment and contingency	-	150,000

Total Liabilities	324,850	564,162

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.10 par value;
authorized: 100,000,000, no shares issued and outstanding as of December 31, 2016 and 2015	-	-
Common Stock, $0.001par value;
authorized: 500,000,000 shares, 12,123,152 and 12,003,535 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	12,123	12,004
Additional Paid-in Capital	447,316	(53,562)
Accumulated other comprehensive income (loss)	2,259	2,843
Accumulated income (deficit)	(774,450)	(515,545)
Total Stockholders’ Deficit	(312,752)	(554,260)
Total Liabilities and Stockholders’ Deficit	$12,098	$9,902

The accompanying notes are an integral part of these consolidated financial statements.

AGORA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	Year ended
	December 31,
	2016	2015

Gross Revenue	$14,518	$26,235
Related party revenue	3,339	-
Costs of Goods Sold	3,397	19,416
Gross profit	14,460	6,819

Operating Expenses
Management fees	72,000	72,000
Professional fees	50,490	33,327
Consulting fees	100,434	79,200
Bad debt	2,333	-
General and administrative expenses	38,733	39,942
Total operating expenses	263,990	224,469

Income (loss) from operations	(249,530)	(217,650)

Interest expenses	(9,375)	(195,160)

Net (loss)	$(258,905)	$(412,810)

Net loss per share – basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding – basic and diluted	12,114,003	12,003,535

Comprehensive Income (Loss):
Net income (loss)	$(258,905)	$(412,810)
Effect of foreign currency translation	(584)	2,026
Comprehensive Loss	$(259,489)	$(410,784)

The accompanying notes are an integral part of these consolidated financial statements.

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional	Accumulated Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Paid- in Capital	Income (loss)	Deficit	Equity
Balance, December 31, 2014	-	$-	12,003,535	$12,004	$(230,316)	$817	$(102,735)	$(320,230)

Beneficial conversion feature	-	-	-	-	176,754	-	-	176,754
Foreign currency translation adjustments	-	-	-	-	-	2,026	-	2,026
Loss for the period	-	-	-	-	-	-	(412,810)	(412,810)
Balance, December 31, 2015	-	-	12,003,535	12,004	(53,562)	2,843	(515,545)	(554,260)

Shares issued to settle debt	-	-	114,999	115	344,882	-	-	344,997
Shares issued for services	-	-	4,618	4	5,996	-	-	6,000
Waived commitment under Share Exchange Agreement	-	-	-	-	150,000	-	-	150,000
Foreign currency translation adjustments	-	-	-	-	-	(584)	-	(584)
Loss for the period	-	-	-	-	-	-	(258,905)	(258,905)
Balance, December 31, 2016	-	$-	12,123,152	$12,123	$447,316	$2,259	$(774,450)	$(312,752)

The accompanying notes are an integral part of these consolidated financial statements.

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2016	2015
Cash flows from Operating Activities:
Net income (loss)	$(258,905)	$(412,810)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of debt discount	-	176,754
Shares issued for services	6,000	-
Bad debt	2,333	-
Changes in operating assets and liabilities:
Accounts receivable	2,600	(9,902)
Accounts payable	(18,419)	44,640
Due to related party	249	20,561
Net cash used in operating activities	(266,142)	(180,757)

Cash flows from Investing Activities
Net cash provided by investing activities	-	-

Cash flows from Financing Activities
Proceeds from convertible notes	272,983	176,754
Net cash provided by financing activities	272,983	176,754

Effects of exchange rates on cash	(46)	2.027

Increase (decrease) in cash during the period	6,795	(1,976)
Cash, beginning of period	-	1,976
Cash, end of period	$6,795	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash flow in financing activities:
Debt principal converted to shares	$324,267	$-
Accrued interest converted to shares	$20,730	$-

The accompanying notes are an integral part of these consolidated financial statements.

AGORA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On January 20, 2017 the Company filed amended articles with the State of Utah in order to effect a reverse split on a 1 for 10 basis, to reduce the issued and outstanding number of shares which became effective on February 8, 2017.

The effect of above reverse split has been retroactively applied to the common stock balances as at December 31, 2013 and reflected in all common stock activity presented in these financial statements.

On May 29, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Sandra Gale Morgan, owner of all of the issued and outstanding membership interests of 677770BC LTD, a British Columbia corporation doing business as Sunbeam Central (“SBC”) where the Company will acquire all of the issued and outstanding shares of capital stock of SBC with the purpose of owning and operating SBC as the Company’s wholly-owned subsidiary  and will deliver a total of 25,000,000 shares of the Company’s common stock and 50,000,000 shares of the Company’s preferred stock.  The Company was unable to close the transaction and on September 20, 2014 the Company, Sandra Gale Morgan and SBC entered into a termination agreement where under all issued preferred shares and common shares of Agora held in escrow pending closing of the transaction were canceled and returned to treasury and all membership interests of SBC were returned from escrow to Sandra Gale Morgan.

On September 30, 2014, the Company entered into and completed a share exchange agreement with Danail Terziev, an individual residing in the Province of Ontario (“Owner”), who is the 100% holder of the issued and outstanding shares of Geegle Media Ltd. (“Geegle”), an Ontario corporation (‘GML”).  Under such agreement, the Owner will deliver all of the outstanding capital stock of GML to the Company in exchange for a total of 7,000,000 shares of the Company’s common stock and $150,000 cash payment, payable within 90 days of the Company becoming current in its filings on OTC Markets. The payment of $150,000 was agreed to be waived in fiscal 2016 due to the fact that the business is still developing its revenue base.

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

AGORA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $312,752 at December 31, 2016.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2016 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

AGORA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

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

AGORA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted.

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

AGORA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Convertible Notes (continued)

Subsequently, the Company renegotiated the terms of the aforementioned convertible notes to reprice the conversion terms to $0.30 from $0.002 per share. Concurrently the Company entered into various debt conversion agreements with a major shareholder and a corporation controlled by this major shareholder to settle a total of $344,997 in convertible loans payable as well as accrued interest up to the conversion date in exchange for 114,999 shares of common stock (1,149,991 pre-split shares) effective January 19, 2016.

During the fiscal year ended December 31, 2016 the Company entered into various convertible loan agreements for total gross proceeds of $272,983 with one of the Company’s major shareholders. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company did not recognize the intrinsic value of the embedded beneficial conversion feature since the fair market value on the date of the note(s), was between $0.13 and $0.23 per share, at all times lower than the conversion price.

The following table summarizes information in respect to the convertible notes:

	Principal Amount ($)	Debt Discount ($)	Carrying Value ($)	Accrued interest payable ($)
December 31, 2014	147,513	-	147,513	2,324
Additions	176,754	(176,754)	-	-
Amortization of debt discount	-	176,754	176,754	-
Interest expenses	-	-	-	18,406
December 31, 2015	324,267	-	324,267	20,730
Additions	272,983	-	272,983	-
Interest expenses	-	-	-	9,375
Issuance of shares to settle debt	(324,267)	-	-	(20,730)
December 31, 2016	272,983	-	272,983	9,375

Note 5 – Commitment

On August 15, 2016, the Company and Danail Terziev, its CEO and a member of the board of directors, entered into an amendment to the September 30, 2014 share exchange agreement where under the Company acquired Geegle Media Ltd. (“Geegle”).  The Company and Mr. Terziev have agreed to waive the $150,000 cash payment required under the terms of the original share exchange agreement due to the fact that the Geegle Media revenue base has not yet grown sufficiently to meet such payments without undue strain on the Company. The Company recorded the $150,000 waived by Mr. Terziev against additional paid in capital.

Note 6 – Consulting Agreement

On September 7, 2016, the Company entered into a Consulting Agreement (the “Agreement”) with a third party for the provision of investor introduction services, primarily to deal with Canadian investors, to the Company for an initial term of one year, expiring on September 7, 2017.

In consideration for services provided, the Company shall compensate consultant in the following schedule:

a.	After completion of the first four months of the term, the Company shall pay to consultant a monthly fee in an amount equal to $5,000 USD during the balance of the term;
b.
The Company agrees to make an initial payment to the consultant of $20,000 USD, a payment equal to and representingthe initial four months of Fees on or before September 9, 2016, which amount has been paid.

AGORA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Equity

The Company’s authorized common stock consists of 500,000,000 common shares with par value of $0.001 and 100,000,000 shares of preferred stock with par value of $0.10 per share.

On January 19, 2016, the Company agreed to issue 114,999 shares of common stock (1,149,991 pre-split shares of common stock) to a shareholder of the Company and a company controlled by a shareholder of the Company in order to retire certain convertible notes payable and accrued interest thereon.  (Ref Note 4 – Convertible notes).

On August 25, 2016, the Company agreed to issue 4,618 shares of common stock (46,189 pre-split shares of common stock with a price of $0.1299 per share), totaling $6,000, to a third party for the service provided on drafting a Form 10 Registration Statement.

As of December 31, 2016 and December 31, 2015, the Company has 12,123,152 and 12,003,535 shares of common stock and nil shares of preferred stock issued and outstanding.
Note 8 - Related Party Transactions

(1)	Convertible notes with Major Shareholder:

On January 19, 2016, a shareholder of the Company and a company controlled by this shareholder agreed to convert a total of $344,997 in convertible loans payable as well as accrued interest up to the conversion date in exchange for 114,999 shares of common stock (1,149,991 pre-split shares of the Company’s common stock).

During the fiscal year ended December 31, 2016 the Company entered into various convertible loan agreements for total gross proceeds of $272,983 with one of the Company’s major shareholders. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company did not recognize the intrinsic value of the embedded beneficial conversion feature since the fair market value on the date of the note(s), was between $0.13 to $0.23, at all times lower than the conversion price.

(2)	Transactions with Mr. Ruben Yakubov, President and Director of the Company

During each of the twelve months ended December 31, 2016 and 2015 the Company paid $72,000 in management fees to Mr. Ruben Yakubov, the Company’s President and a member of the Board of Directors.

(3)	Transactions with Danail Terziev, CEO and Director of the Company, and companies controlled by him

During the twelve months ended December 31, 2016, the Company repaid prior advances of $2,743, to a company controlled by our CEO, leaving $18,713 on the balance sheets as advances from related party.

During the twelve months ended December 31, 2016, the Company invoiced and received marketing service fees in the amount of $3,339 (2015 – Nil)  from 9194592 Canada Ltd, a company controlled by Mr. Terziev.

During the twelve months ended December 31, 2016, 9194592 Canada Ltd advanced $2,992 to the Company to settle certain accounts payable. The Company didn’t make cash payments, leaving $2,992 on the balance sheets as advances from related party.

AGORA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income Taxes

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated through December 31, 2016 of approximately $774,450, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $263,285 at December 31, 2016. For the year ended December 31 2016, the valuation allowance increased by approximately $88,000.

The Company had deferred income tax assets as of December 31, 2016 and 2015 as follows:

	December 31, 2016	December 31, 2015
Loss carryforwards	$263,285	$175,280
Less - valuation allowance	(263,285)	(175,280)
Total net deferred tax assets	$-	$-

Note 10 – Subsequent events

Effective April 28, 2017, Ilya Kaplan resigned from all officer and director positions with the Company.

 The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2016, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2016:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors. We do not have any members of the Board who are independent directors and we do not have an audit committee. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

Management's Remediation Initiatives

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2016, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size. Management also believes that these weaknesses did not have an effect on our financial results.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and officers

Our executive officers and directors of the Company are follows:

Name	Date of Appointment	Positions
Ruben Yakubov	September 30, 2014	Director and President
Danail Terziev	September 30, 2014	Director and CEO
Ilya Kaplan(1)	September 30, 2014	Director, Secretary and Treasurer
(1)	Ilya Kaplan resigned all positions effective April 28, 2017.

The following are brief biographies of the officers and directors:

Ruben Yakubov, Ruben Yakubov, age 41, was appointed to the Company’s board of directors and as President on September 30, 2014. He was formerly the Company’s Secretary/Treasurer from June 13, 2014 to September 30, 2014, and the Company’s President from June 13, 2014 to July 29, 2014. Mr. Yakubov graduated in 1994 as an economist from Kazakhski Chimiko-Technologitcheski Institute in Chimkent, Kazakhstan. Mr. Yakubov has been working as an economist and financial advisor in various business and financial sectors for almost 19 years. Mr. Yakubov served as a director at Kazstroyservice (“KSS”) for 15 years, from 1996 to 2011. KSS is Kazakhstan based company, which specializes in project delivery services for both construction and infrastructure projects including oil pipelines, oil refinery plants and on-shore/off-shore infrastructure for the oil and gas industry.  Mr. Yakubov does not have any additional work history during the previous five years.

Danail Terziev, Danail Terziev is the founder and Chairman of Geegle Media Ltd., our wholly owned subsidiary and on September 30, 2014 was appointed director and Chief Executive Officer of the Company. Mr. Terziev is also the sole shareholder and Chairman of the Board of Directors for GeegNet Communications Ltd., a company that provides contract services for Bell and Rogers in Canada, installing fiber optic cables from street to point of use both commercially and residentially. GeegNet also offers a phone service for which Geegle Media Ltd is contracted to provide the customer billing. After graduating from the Technical University of Varna, Bulgaria, with a Masters of Telecommunications, Mr. Terziev spent almost five years in the telecommunications industry in Bulgaria, then was employed by Comcast U.S. cable and affiliates, a cellular company, out of Chicago, U.S.A. He also spent several years with Rogers Cable Inc. affiliate companies providing telecommunication services in Canada. His U.S. experience covered sales, marketing, new product development and strategic planning. In the most recent five years Mr. Terziev has provided telecommunications consulting services to Intek Communications (2010 to 2014) and Metafor IT Solutions (2007 to 2010). Much of Mr. Terziev’s focus during his 18 years career in the telecommunications industry focused on innovation. For the period from November 2003 to December 2007 he participated in deployment of Comcast’s Digital Voice program where Comcast transitioned from traditional land service to VoIP style delivery. From January 2007 to September 2009 Mr. Terziev took a leading role in an affiliate company to Rogers Cable Inc., and participated in introduction of Rogers to commercial service and installations. During his time with Rogers Cable, the company reported over $3.8 billion in revenue, over $1.3 billion in EBITDA and had over 14,000 employees. August 2010 to present, Mr. Terziev has operated and managed Geegle Media Inc. He is responsible for directing and coordinating strategic planning and budgeting and corporate growth initiatives, as well as day to day corporate functions. Presently, Mr. Terziev splits his time between GeegNet Communications, Geegle Media Ltd and Agora Holdings.  The Company will evaluate its needs as it begins to grow, and any need for an increase in time spent on Company activities by Mr. Terziev will be addressed at such time.  Mr. Terziev has no additional work history during the previous five years.

Ilya Kaplan, Mr. Kaplan was appointed on September 30, 2014. Mr. Kaplan is a Composer/Sound Designer, recording artist and performer. His most recent sound design credits include a VST Sound library titled “Score FX” and “Score FX 2”, both scoring 5/5 in Sound on Sound magazine and 9/10 in keyboard magazine created for a world-renowned sample CD distributor, Ueberschall. Mr. Kaplan’s debut in film scoring came in 2004 with a show for the CBC called, “The Greatest Canadian” to which he contributed various tracks and sound ideas. He has since worked on a great variety of films/TV show animations and has written music for game shows, motion pictures and other media.  Mr. Kaplan does not have any additional work history during the previous five years.

Family Relationships

None.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Board Committee

The Company does not have a formal Audit Committee, Nominating Committee and Compensation Committee.   As the Company’s business expands, the directors will evaluate the necessity of an Audit Committee.

Code of Ethics

The Company has not adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the two years ended December 31, 2016 and 2015, the compensation awarded to, paid to, or earned by, the Company’s Chief Executive Officer, President, Secretary and Treasurer.  Certain columns were excluded as the information was not applicable.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers and directors during fiscal 2015 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Ruben Yakubov, President	2015	72,000	-	-	-	-	-	-	72,000
	2016	72,000	-	-	-	-	-	-	72,000

Ilya Kaplan, Secretary, Treasurer (1)	2015	0	-	-	-	-	-	-	0
	2016	0	-	-	-	-	-	-	0

Danail Terziev, CEO	2015	0	-	-	-	-	-	-	0
	2016	0	-	-	-	-	-	-	0

(1)	Ilya Kaplan resigned all positions effective April 28, 2017

Outstanding Equity Awards at Fiscal Year End

None.

Summary Compensation Table

None of our directors were compensated for services rendered as directors of the Company.

Option Grants. No option grants have been exercised by the executive officers or directors.

Aggregated Option Exercises and Fiscal Year-End Option Value. There have been no stock options exercised by the executive officers or directors.

Long-Term Incentive Plan (“LTIP”) Awards. There have been no awards made to a named executive officers or directors.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

 Other than disclosed above, no other board members received compensation in any form for their services as board members.

 Corporate Governance

The Company does not have a compensation committee and it does not have an audit committee financial expert. It does not have a compensation committee because its Board of Directors consists of only two directors and there is no compensation at this time. There is no independent audit committee financial expert because it is believed the cost related to retaining a financial expert at this time is prohibitive in the circumstances of the Company. Further, because there are only development stage operations occurring at the present time, it is believed the services of a financial expert are not warranted.

Employment Agreements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following tables set forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2016 of (i) each person known to us to beneficially own more than 5% of Common Stock, (ii) our directors, (iii) each named executive officer and (iv) all directors and named executive officers as a group.  As of December 31, 2016, there were a total of 12,123,152 shares of Common Stock outstanding, and no Preferred Shares outstanding.  Each share of common stock is entitled to one vote with respect to all matters to be acted on by the stockholders.  The column entitled “Percentage of Outstanding Common Stock” shows the percentage of voting common stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of December 31, 2016 through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Security Ownership of Certain Beneficial Holders
Name of Beneficial Owner	No. of Shares Beneficially Owned	Number of Securities Underlying Options That Are Unexercised	Percentage of Ownership(1)(2)
Executive Officers and Directors:
Danail Terziev, CEO and Director (1)	7,000,000	0	57.7%
Ilya Kaplan, Secretary, Treasurer and Director (1)(6)	0	0	0%
Ruben Yakubov, President and Director (1)	2,002	0	0.0002%
All Officers and
Directors as a Group (3 persons)	7,002,002	0	57.8%
Five Percent Stockholders:
Alena Ivanova (3)	1,000,000	0	8.3%
Ioulia Chpilevskaia (4)	915,678	0	7.6%
Rosa Shimonov (5)	894,490	0	7.4%
Notes
(1)
All ownership is beneficial and of record, unless indicated otherwise based on 12,123,152 shares outstanding as of December 31, 2016.  The address for all officers and directors is 170 Rimrock Road, Unit #2, North York, Ontario, Canada M3J 3A6.

(2)	The Beneficial Owner has sole voting and investment power with respect to the shares shown
(3)	Alena Ivanova has an address located in Richmond Hill, Ontario, Canada.
(4)	The address for Ioulia Chpilevskaia is 49 Givon Street, Vaughan, Ontario Canada L6A 4L8.
(5)	The address for Rosa Shimonov is 30 North Park Road, #1408, Thorn Hill, Ontario, Canada L4J 0G6.
(6)	Ilya Kaplan resigned all positions with the Company effective April 28, 2017.

Security Ownership of Management

The following table shows, as of December 31, 2016, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Number of Securities Underlying Options That Are Unexercised	Percentage of Ownership(1)(2)

Executive Officers and Directors:
Danail Terziev, CEO and Director (1)	7,000,000	0	57.7%
Ilya Kaplan, Secretary, Treasurer and Director (1)(3)	0	0	0%
Ruben Yakubov, President and Director (1)	2,002	0	0.0002%
All Officers and Directors as a Group (3 persons)	7,002,002	0	57.8%
(1)
All ownership is beneficial and of record, unless indicated otherwise based on 12,123,152 shares outstanding as of December 31, 2016.  The address for all officers and directors is 170 Rimrock Road, Unit #2, North York, Ontario, Canada M3J 3A6.

(2)			The Beneficial Owner has sole voting and investment power with respect to the shares shown
(3)			Iyla Kaplan resigned all positons effective April 28, 2017.

Changes in Control

None.

Securities authorized for issuance under equity compensation plans.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has provided below details of related party transactions during the years ended December 31, 2016 and 2015:

(1)	Convertible notes with Major Shareholder:

On January 19, 2016, a shareholder of the Company and a company controlled by this shareholder agreed to convert a total of $344,997 in convertible loans payable as well as accrued interest up to the conversion date in exchange for 114,999 shares of common stock (1,149,991 pre-split shares of the Company’s common stock).

During the fiscal year ended December 31, 2016 the Company entered into various convertible loan agreements for total gross proceeds of $272,983 with one of the Company’s major shareholders. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company did not recognize the intrinsic value of the embedded beneficial conversion feature since the fair market value on the date of the note(s), was between $0.13 to $0.23, at all times lower than the conversion price.

(2)	Transactions with Mr. Ruben Yakubov, President and Director of the Company

During each of the twelve months ended December 31, 2016 and 2015 the Company paid $72,000 in management fees to Mr. Ruben Yakubov, the Company’s President and a member of the Board of Directors.

(3)	Transactions with Danail Terziev, CEO and Director of the Company, and companies controlled by him

During the twelve months ended December 31, 2016, the Company repaid prior advances of $2,743, to a company controlled by our CEO, leaving $18,713 on the balance sheets as advances from related party.

During the twelve months ended December 31, 2016, the Company invoiced and received marketing service fees in the amount of $3,339 (2015 – Nil)  from 9194592 Canada Ltd, a company controlled by Mr. Terziev.

During the twelve months ended December 31, 2016, 9194592 Canada Ltd advanced $2,992 to the Company to settle certain accounts payable. The Company didn’t make cash payments, leaving $2,992 on the balance sheets as advances from related party.

Review, Approval or Ratification of Transactions with Related Persons

We do not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

Our Chief Executive Officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the Chief Executive Officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Parents

None.

Director Independence

As of the date of this Annual Report, we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for the fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016 $	December 31, 2015 $
Audit Fees	14,000	8,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	14,000	8,500

Audit Fees

During the fiscal year ended December 31, 2016, we incurred approximately $14,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2016.

During the fiscal year ended December 31, 2015, we incurred approximately $8,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2015 and 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2016 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this Annual Report.

Exhibit Number	Title of Document
3.1.1 *	Amended Articles of Incorporation 1983
3.1.2 *	Amended Articles of Incorporation 1990
3.1.3 *	Amended Articles of Incorporation 1993
3.1.4 *	Amended Articles of Exchange 1993
3.1.5 *	Amended Articles of Incorporation 1997
3.1.6 *	Amended Articles of Incorporation 1998
3.1.7**	Amended Articles of Incorporation 2017
3.2 *	Bylaws
10.1 *	Share Exchange Agreement with Geegle Media/Danail Terziev
10.2 *	Addendum Number 1 to Share Exchange Agreement
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal ExecutiveOfficer, pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act
101**	Interactive Data Files
*Previously filed with Form 10 Registration Statement on August 29, 2016 and incorporated herein by reference.
** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agora Holdings, Inc.

Date:	June 5, 2017	By:	/s/Danail Terziev
		Name:	Danail Terziev
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	June 5, 2017	By:	/s/Ruben Yakubov
		Name:	Ruben Yakubov
		Title:	President (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	June 5, 2017	By:	/s/Danail Terziev
		Name:	Danail Terziev
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	June 5, 2017	By:	/s/Ruben Yakubov
		Name:	Ruben Yakubov
		Title:	President (Principal Financial Officer and Principal Accounting Officer) and Director