Form 10-Q
period 2017-03-31
Agora Holdings, Inc.
filed 2017-06-05
CIK 1680966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
12,123,152 shares of common stock outstanding as of June 2, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AGROA HOLDINGS, INC.
TABLE OF CONTENTS

AGORA  HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of March 31, 2017 and December 31,2016	F-1
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016	F-2
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-10

AGORA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current
Cash	$5,933	$6,795
Accounts receivable	7,892	5,303
Total Current Assets	13,825	12,098

Total Assets	$13,825	$12,098

LIABILITIES
Current
Accounts payable and accrued liabilities	$23,698	$24,172
Other payables	6,502	5,990
Due to related party	51,770	21,705
Convertible notes - related party, net	279,371	272,983
Total Current Liabilities	361,341	324,850

Total Liabilities	361,341	324,850

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.10 par value;
authorized: 100,000,000, no shares issued and outstanding as of December 31, 2016 and 2015	-	-
Common Stock, $0.001par value;
authorized: 500,000,000 shares, 12,123,152 shares issued and outstanding as of March 31, 2017 and December 31, 2016	12,123	12,123
Additional Paid-in Capital	495,156	447,316)
Accumulated other comprehensive income (loss)	2,028	2,259
Accumulated income (deficit)	(856,823)	(774,450)
Total Stockholders’ Deficit	(347,516)	(312,752)
Total Liabilities and Stockholders’ Deficit	$13,825	$12,098

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three Months ended
	March 31,
	2017	2016

Gross Revenue	$4,512	$5,922
Costs of Goods Sold	-	2,167
Gross profit	4,512	3,755

Operating Expenses
Management fees	18,000	18,000
Professional fees	10,500	3,250
Consulting fees	-	19,800
General and administrative expenses	5,086	3,985
Total operating expenses	33,586	45,035

Income (loss) from operations	(29,074)	(41,280)

Interest expenses	(53,299)	(1,587)

Net (loss)	$(82,373)	$(42,867)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding – basic and diluted	12,123,152	12,094,523

Comprehensive Income (Loss):
Net income (loss)	$(82,373)	$(42,867)
Effect of foreign currency translation	(231)	(1,977)
Comprehensive Loss	$(82,604)	$(44,844)

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	March 31,
	2017	2016
Cash flows from Operating Activities
Net income (loss)	$(82,373)	$(42,867)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of debt discount	47,840	-
Changes in operating assets and liabilities:
Accounts receivable	(2,532)	(6,978)
Accounts payable	32,766	2,329
Due to related party	(3,002)	1,463
Net cash used in operating activities	(7,301)	(46,053)

Cash flows from Investing Activities
Net cash provided by investing activities	-	-

Cash flows from Financing Activities
Proceeds from convertible notes	6,388	46,029
Net cash provided by financing activities	6,388	46,029

Effects of exchange rates on cash	51	139

Increase (decrease) in cash during the period	(862)	115
Cash, beginning of period	6,795	-
Cash, end of period	$5,933	$115

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash flow in financing activities:
Debt principal converted to shares	$-	$324,267
Accrued interest converted to shares	$-	$18,406

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

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $347,516 at March 31, 2017.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 - Summary of Significant Accounting Policies

Principal of Consolidation

These consolidated financial statements include the accounts of Agora Holdings Inc. and its wholly-owned subsidiary, Geegle Media Ltd.  All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This guidance will be applied prospectively to any transactions occurring within the period of adoption.

 In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. This guidance will be adopted on a prospective basis.

 In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities” that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance will be adopted using a modified retrospective transition approach. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.   Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Note 4 - Convertible Notes

The following table summarizes information in respect to the convertible notes:

	Principal Amount ($)	Debt Discount ($)	Carrying Value ($)	Accrued interest payable ($)
Balance, December 31, 2015	324,267	-	324,267	20,730
Additions	272,983	-	272,983	-
Interest expenses	-	-	-	9,375
Issuance of shares to settle debt	(324,267)	-	-	(20,730)
Balance, December 31, 2016	272,983	-	272,983	9,375
Additions:	-	-		-
BCF associated 2016 notes	-	(45,498)	(45,498)	-
New note	6,388	(2,342)	4,046	-
Interest expense	-	-	-	5,460
Deduct: amortization of discount	-	47,840	47,840	-
Balance, March 31, 2017	$279,371	$-	$279,371	$14,835

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Convertible Notes (continued)

The Company entered into various debt conversion agreements with a major shareholder and a corporation controlled by this major shareholder to settle a total of $344,997 in convertible loans payable as well as accrued interest up to the conversion date in exchange for 1,149,991 pre-split shares of the Company’s common stock effective January 19, 2016.

During the fiscal year ended December 31, 2016 the Company entered various convertible loan agreements for totaling gross proceeds of $272,983 with one of the Company’s major shareholders. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company did not recognize the intrinsic value of the embedded beneficial conversion feature since the fair market value on the date of the note, between $0.13 to $0.23, was lower than the conversion price.

On January 20, 2017, the Company filed amended articles with the State of Utah in order to effect a reverse split on a 1 for 10 basis, to reduce the issued and outstanding number of shares which became effective on February 8, 2017.

Due to the reverse split on a 1 for 10 basis, the he Company recognized the intrinsic value of the embedded beneficial conversion feature of $45,498 associated with above notes as additional paid-in capital and the debt discount was recorded as interest expense.

During the three months ended March 31, 2017 the Company entered a convertible loan agreements for totaling gross proceeds of $6,388 with one of the Company’s major shareholders. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $2,342 as additional paid-in capital and the debt discount was recorded as interest expense.

Note 5 – Consulting Agreement

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

During the three months ended March 31, 2017 the Company terminated the agreement with no further compensation required.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Equity

The Company’s authorized common stock consists of 500,000,000 common shares with par value of $0.001 and 100,000,000 shares of preferred stock with par value of $0.10 per share.

Share issuance during the three months ended March 31, 2017:

None

Share issuance during the year ended December 31, 2016:

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

As of March 31, 2017 and December 31, 2016, the Company has 12,123,152 shares of common stock and nil shares of preferred stock issued and outstanding.

Note 7 - Related Party Transactions

(1)	Convertible notes with Major Shareholder:

During the three months ended March 31, 2017 the Company entered a convertible loan agreements for totalgross proceeds of $6,388 with one of the Company’s major shareholders. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $2,342 as additional paid-in capital and the debt discount was recorded as interest expense.

(2)	Transactions with Mr. Ruben Yakubov, President of the Company

During the three months ended March 31, 2017 Mr. Ruben Yakubov, the Company’s President and a member of the Board of Directors, invoiced $18,000 in management fees. The Company didn’t make any cash payments, leaving $18,000 on the balance sheets as due to related party.

(3)	Transactions with Danail Terziev, CEO and Director of the Company, and companies controlled by him

During the three months ended March 31, 2017, the Company repaid an amount of $2,802, to a company controlled by our CEO, leaving $15,911 (December 31, 2016 - $18,713) in the balance sheets as advances from related party.

During the three months ended March 31, 2017, the Company didn’t make cash payments to reduce a prior advance from a company controlled by our CEO, leaving $3,025 in the balance sheets as advances from related party.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Other events

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

Operating loss carry-forwards generated through March 31, 2017 of approximately $856,823, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $291,320 at March 31, 2017. For the three months ended March 31, 2017, the valuation allowance increased by approximately $28,007.

Note 10 – Subsequent events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on June 5, 2017 as part of a Form 10-K, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Agora Holdings, Inc.  and its wholly owned subsidiary Geegle Media, Ltd.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The Company generated $4,512 in revenue for the three months ended March 31, 2017, compared to revenue of $5,922 for the three months ended March 31, 2016.  The reduction to revenue in the three months ended March 31, 2017 was due to a decline in product installation services in the period as compared to the prior quarter.

Cost of Goods Sold for the three months ended March 31, 2017 were $Nil which compares with Cost of Goods Sold of $2,167 for the three-month period ended March 31, 2016. The decrease to costs of goods sold is due to the fact that all revenues earned in the period were related to service based consulting, as opposed to product installation where direct costs of product are incurred.

Operating expenses, which consisted of management fees, consulting fees, professional fees, as well as general and administrative expenses, for the three months ended March 31, 2017, were $33,586.  This compares with operating expenses for the three months ended March 31, 2016 of $45,035.  The decrease in our operating expenses for the three-month period ended March 31, 2017 is predominantly related to a decrease in consulting fees period over period from $19,800 in the period ended March 2016 to $Nil in the current period.  This decrease was offset by an increase in professional fees from $3,250 in the period ended March 2016 to $10,500 as the Company incurred additional fees as a fully reporting issuer.

As a result of the foregoing, we had a net loss of $82,373 for the three months ended March 31, 2017.  This compares with a net loss for the three months ended March 31, 2016 of $42,867.  The increase in our net loss for the three month period ended March 31, 2017, is due to a substantial increase in our interest expenses during the period ended March 31, 2107, as the Company obtained new capital during fiscal 2016 with no repayments to the lender.

Liquidity and Capital Resources

As of March 31, 2017, we had cash or cash equivalents of $5,933.  As of December 31, 2016, we had cash or cash equivalents of $6,795.  Accounts receivable totaled $7,892 in the current period as compared to $5,303 at December 31, 2016.

Net cash used in operating activities was $7,301 for the three months ended March 31, 2017.  This compares to net cash used in operating activities of $46,053 for the three months ended March 31, 2016.  The decrease in our net cash used in operating activities for the three month period ended March 31, 2017 was primarily due to amortization of debt discounts, as well as a substantive increase to accounta payable.

Cash flows provided by investing activities was $0 for the three months ended March 31, 2017 and March 31, 2016.

Cash flows provided by financing activities was $6,388 for the three months ended March 31, 2017, which compares to cash flows provided by financing activities of $46,029 for the three months ended March 31, 2016.  The decrease in our cash flows provided by financing activities for the three months ended March 31, 2017 was primarily due to the decrease in proceeds from convertible notes.

As of March 31, 2017, our total assets were $13,825 and our total liabilities were $361,341.  As of December 31, 2016, our total assets were $12,098 and our total liabilities were $324,850.

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

Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $347,516 at March 31, 2017.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This guidance will be applied prospectively to any transactions occurring within the period of adoption.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. This guidance will be adopted on a prospective basis.

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities” that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance will be adopted using a modified retrospective transition approach. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.   Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2017 because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2017:

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

Management's Remediation Initiatives

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended March 31, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size. Management also believes that these weaknesses did not have an effect on our financial results.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Effective April 28, 2017, Ilya Kaplan resigned from all officer and director positions with the Company.

ITEM 6. EXHIBITS

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1.1 *	Amended Articles of Incorporation 1983
3.1.2 *	Amended Articles of Incorporation 1990
3.1.3 *	Amended Articles of Incorporation 1993
3.1.4 *	Amended Articles of Exchange 1993
3.1.5 *	Amended Articles of Incorporation 1997
3.1.6 *	Amended Articles of Incorporation 1998
3.1.7**	Amended Articles of Incorporation 2017
3.2 *	Bylaws
10.1 *	Share Exchange Agreement with Geegle Media/Danail Terziev
10.2 *	Addendum Number 1 to Share Exchange Agreement
31.1***	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2***	Certification of Principal Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1***	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act
32.2***	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act
101***	Interactive Data Files
*Previously filed with Form 10 Registration Statement on August 29, 2016 and incorporated herein by reference.
** Previously filed with Annual Report on Form 10-K filed June 5, 2017
*** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agora Holdings, Inc.	Agora Holdings, Inc.
(the "Registrant")	(the "Registrant")

/s/Danail Terziev	/s/ Ruben Yakubov
Name: Danail Terziev	Name: Ruben Yakubov
Title: Chief Executive Officer (Principal Executive Officer)	Title: President (Principal Financial and Accounting Officer)

Date: June 5, 2017	Date: June 5, 2017