Form 10-Q
period 2017-06-30
Agora Holdings, Inc.
filed 2018-01-30
CIK 1680966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-55686
Commission File Number

AGORA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Utah	61-1673166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1136 Centre Street Unit 228 Thornhill, Ontario, Canada L4J 3M8	L4J 3M8
(Address of principal executive offices)	(Zip Code)

855-561-4541
(Registrant's telephone number, including area code)

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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
22,207,887 shares of common stock outstanding as of January 30, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

AGROA HOLDINGS, INC.
TABLE OF CONTENTS

AGORA  HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of June 30, 2017 and December 31,2016	F-1
Unaudited Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016	F-2
Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-10

AGORA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current
Cash	$67	$6,795
Accounts receivable	6,347	5,303
Total Current Assets	6,414	12,098

Total Assets	$6,414	$12,098

LIABILITIES
Current
Accounts payable and accrued liabilities	$25,022	$24,172
Other payables	7,117	5,990
Due to related party	59,637	21,705
Convertible notes - related party, net	314,537	272,983
Liability for unissued shares	750,000	-
Total Current Liabilities	1,156,313	324,850

Total Liabilities	1,156,313	324,850

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.10 par value;
authorized: 100,000,000, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common Stock, $0.001par value;
authorized: 500,000,000 shares, 12,123,152 shares issued and outstanding as of June 30, 2017 and December 31, 2016	12,123	12,123
Additional Paid-in Capital	495,156	447,316
Accumulated other comprehensive income (loss)	1,341	2,259
Accumulated income (deficit)	(1,658,519)	(774,450)
Total Stockholders' Deficit	(1,149,899)	(312,752)
Total Liabilities and Stockholders' Deficit	$6,414	$12,098

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2017	2016	2017	2016

Gross Revenue	$4,437	$5,069	$8,949	$11,090
Costs of Goods Sold	-	-	-	2,266
Gross profit	4,437	5,069	8,949	8,824

Operating Expenses
Management fees	18,000	18,000	36,000	36,000
Professional fees	10,800	23,860	21,300	27,110
Consulting fees	750,000	19,800	750,000	39,600
General and administrative expenses	23,274	6,317	28,360	10,302
Total operating expenses	802,074	67,977	835,660	113,012

Income (loss) from operations	(797,637)	(62,908)	(826,711)	(104,188)

Interest expenses	(4,059)	(921)	(57,358)	(2,508)

Net (loss)	$(801,696)	$(63,829)	$(884,069)	$(106,696)

Net loss per share – basic and diluted	$(0.07)	$(0.00)	$(0.07)	$(0.00)

Weighted average shares outstanding – basic and diluted	12,123,152	121,186,693	12,123,152	121,066,639

Comprehensive Income (Loss):
Net income (loss)	$(801,696)	$(63,829)	$(884,069)	$(106.696)
Effect of foreign currency translation	(687)	751	(918)	(1,226)
Comprehensive Loss	$(802,383)	$(63,078)	$(884,987)	$(107,922)

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended
	June 30,
	2017	2016
Cash flows from Operating Activities
Net income (loss)	$(884,069)	$(106,696)
Adjustments to reconcile net loss to net cash used in operations:
Liability for unissued shares – stock based compensation	750,000	-
Amortization of debt discount	46,081	-
Changes in operating assets and liabilities:
Accounts receivable	(849)	(8,879)
Accounts payable	826	(1,283
Due to related party	37,932	2,109
Net cash used in operating activities	(50,079)	(114,749)

Cash flows from Investing Activities
Net cash provided by investing activities	-	-

Cash flows from Financing Activities
Proceeds from convertible notes	43,313	115,169
Net cash provided by financing activities	43,313	115,169

Effects of exchange rates on cash	38	60

Increase (decrease) in cash during the period	(6,728)	480
Cash, beginning of period	6,795	-
Cash, end of period	$67	$480

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash flow in financing activities:
Debt principal converted to shares	$-	$324,267
Accrued interest converted to shares	$-	$18,406

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of business and basis of presentation

Organization and nature of business

Agora Holdings Inc. (the "Company" or "Agora") is a Utah corporation incorporated on February 1, 1983 as Pleistocene, Inc. On May 1, 1998 we changed our name to Agora Holdings, Inc. The Company is presently pursuing various business opportunities is in the business of software development, specializing in web, media and lpTV applications as well as operating support billing software for VOIP telephony, through its wholly owned subsidiary, Geegle Media Inc.  Presently our primary operational office is located in Canada, with software development work outsourced to Bulgaria.

On May 19, 2014 the Company filed amended articles with the State of Utah in order to effect a reverse split on the basis of 1,000 to 1, to increase the Company's authorized common shares to 500,000,000 and to increase the Company's authorized preferred shares to 100,000,000 which became effective on July 22, 2014.

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

On May 29, 2014, the Company entered into a share exchange agreement (the "Share Exchange Agreement") with Sandra Gale Morgan, owner of all of the issued and outstanding membership interests of 677770BC LTD, a British Columbia corporation doing business as Sunbeam Central ("SBC") where the Company will acquire all of the issued and outstanding shares of capital stock of SBC with the purpose of owning and operating SBC as the Company's wholly-owned subsidiary  and will deliver a total of 25,000,000 shares of the Company's common stock and 50,000,000 shares of the Company's preferred stock.  The Company was unable to close the transaction and on September 20, 2014 the Company, Sandra Gale Morgan and SBC entered into a termination agreement where under all issued preferred shares and common shares of Agora held in escrow pending closing of the transaction were canceled and returned to treasury and all membership interests of SBC were returned from escrow to Sandra Gale Morgan.

On September 30, 2014, the Company entered into and completed a share exchange agreement with Danail Terziev, an individual residing in the Province of Ontario ("Owner"), who is the 100% holder of the issued and outstanding shares of Geegle Media Ltd. ("Geegle"), an Ontario corporation ('GML").  Under such agreement, the Owner will deliver all of the outstanding capital stock of GML to the Company in exchange for a total of 7,000,000 shares of the Company's common stock and $150,000 cash payment, payable within 90 days of the Company becoming current in its filings on OTC Markets. The payment of $150,000 was agreed to be waived in fiscal 2016 due to the fact that the business is still developing its revenue base.

Concurrent with the aforementioned share exchange agreement, Mr. Danail Terziev, was appointed to the Company's board of directors and became the Chief Executive Officer of Agora.   Mr. Terziev also became the controlling shareholder of the Company concurrent with the completion of the transaction.

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

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $1,149,899 at June 30, 2017.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 - Summary of Significant Accounting Policies

Principal of Consolidation

These consolidated financial statements include the accounts of Agora Holdings Inc. and its wholly-owned subsidiary, Geegle Media Ltd.  All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Foreign Currencies

Functional and presentation currency - Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the 'functional currency'). The consolidated financial statements are presented in US Dollars, which is the Company's presentation currency.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Loss per Common Share

In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for The Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. Management is evaluating

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Convertible Notes

The following table summarizes information in respect to the convertible notes:

	Principal Amount ($)	Debt Discount ($)	Carrying Value ($)	Accrued interest payable ($)
Balance, December 31, 2015	324,267	-	324,267	20,730
Additions	272,983	-	272,983	-
Interest expenses	-	-	-	9,375
Issuance of shares to settle debt	(324,267)	-	-	(20,730)
Balance, December 31, 2016	272,983	-	272,983	9,375
Additions:	-	-		-
BCF associated 2016 notes	-	(45,498)	(45,498)	-
New note	43,313	(2,342)	40,971	-
Interest expense	-	-	-	11,277
Deduct: amortization of discount	-	46,081	46,081	-
Balance, June 30, 2017	$316,296	$(1,759)	$314,537	$20,652

The Company entered into various debt conversion agreements with a shareholder and a corporation controlled by this shareholder to settle a total of $344,997 in convertible loans payable as well as accrued interest up to the conversion date in exchange for 1,149,991 pre-split shares of the Company's common stock effective January 19, 2016.

During the fiscal year ended December 31, 2016 the Company entered into various convertible loan agreements for total gross proceeds of $272,983 the same shareholders. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company did not recognize the intrinsic value of the embedded beneficial conversion feature since the fair market value on the date of the note, between $0.13 to $0.23, was lower than the conversion price.

On January 20, 2017, the Company filed amended articles with the State of Utah in order to effect a reverse split on a 1 for 10 basis, to reduce the issued and outstanding number of shares which became effective on February 8, 2017.

Due to the reverse split on a 1 for 10 basis, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $45,498 associated with the above notes as additional paid-in capital and the debt discount was recorded as interest expense.

During the three months ended March 31, 2017 the Company entered into convertible loan agreements for total gross proceeds of $6,388 with a shareholder. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $2,342 as additional paid-in capital and the debt discount was recorded as interest expense.

During the three months ended June 30, 2017 the Company entered into convertible loan agreements for total gross proceeds of $36,925 with a shareholder. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company evaluated the intrinsic value of the embedded beneficial conversion feature, which was $Nil.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Consulting Agreement

On September 7, 2016, the Company entered into a Consulting Agreement (the "Agreement") with a third party for the provision of investor introduction services, primarily to deal with Canadian investors, to the Company for an initial term of one year, expiring on September 7, 2017.

In consideration for services provided, the Company shall compensate consultant in the following schedule:

a.	After completion of the first four months of the term, the Company shall pay to consultant a monthly fee in an amount equal to $5,000 USD during the balance of the term;
b.
The Company agrees to make an initial payment to the consultant of $20,000 USD, a payment equal to and representing the initial four months of Fees on or before September 9, 2016, which amount has been paid.

During the three months ended March 31, 2017 the Company terminated the agreement with no further compensation required.

Note 6 – Equity

The Company's authorized common stock consists of 500,000,000 common shares with par value of $0.001 and 100,000,000 shares of preferred stock with par value of $0.10 per share. No shares of preferred stock have been designated as a class, and no shares of preferred stock have been issued.

Share issuance during the six months ended June 30, 2017:

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

As of June 30, 2017 and December 31, 2016, the Company has 12,123,152 shares of common stock and nil shares of preferred stock issued and outstanding.

Note 7 – Committments

On June 30, 2017 the Company's board of directors approved the issuaance of a total of 2,500,000 restricted shares of the Company's common stock.  A total of 1,250,000 shares were approved for issuance to a former director of the Company for services rendered, and a further 1,250,000 shares were approved for issuance to a third party consultant for services rendered. As at June 30, 2017 the shares remained unissued.  A total of $750,000 has been recorded as a liaility for unissued shares on the Company's balance sheets in respect of the obligation based on the  fair market value of the Company's shares on the date the shares were approved for issuance.

Note 8 - Related Party Transactions

(1)	Convertible notes with Shareholder:

During the three months ended March 31, 2017 the Company entered into convertible loan agreements for total gross proceeds of $6,388 with a shareholder. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $2,342 as additional paid-in capital and the debt discount was recorded as interest expense.

During the three months ended June 30, 2017 the Company entered into convertible loan agreements for total gross proceeds of $36,925 with a shareholder. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company evaluated the intrinsic value of the embedded beneficial conversion feature, which was $Nil.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Related Party Transactions (continued)

(2)	Transactions with Mr. Ruben Yakubov, President of the Company

During the six months ended June 30, 2017 Mr. Ruben Yakubov, the Company's President and a member of the Board of Directors, invoiced $36,000 in management fees. The Company paid $18,000 in cash, leaving $18,000 on the balance sheets as due to related party.

(3)	Transactions with Danail Terziev, CEO and Director of the Company, and companies controlled by him

During the six months ended June 30, 2017, the Company repaid an amount of $2,434, to a company controlled by our CEO, leaving $16,279 (December 31, 2016 - $18,713) on the balance sheets as advances from related party.

During the six months ended June 30, 2017, a company controlled by our CEO further advanced $1,711 to the Company to settle certain accounts payable, leaving $4,706 (December 31, 2016 - $2,992) in the balance sheets as advances from related party.

Note 9 – Other events

Effective April 28, 2017, Ilya Kaplan resigned from all officer and director positions with the Company.

On June 12, 2017, Agora Holdings, Inc., a Utah corporation ("we" or the "Company"), entered into an Equity Purchase Agreement (the "Agreement") whereby the Company agreed to acquire all of the outstanding common shares of 9706801 Canada, Inc. d/b/a RiNet Telecom ("RiNet"), a company engaged in the deployment, modernization and maintenance of telecommunications networks (the "Acquisition"). RiNet is owned solely by Danail Terziev, a director of the Company and our controlling shareholder. On June 12, 2017 (the "Closing Date"), the parties executed the Agreement for the Acquisition. Upon the Closing Date, it was intended that the Company exhange the common shares of RiNet in exchange for 20,000,000 shares of the Company's restricted common stock. The Acquisition was subject to customary closing conditions.

On January 22, 2018 the Company's board of directors and RiNet mutually agreed to terminate the June 12, 2017 Agreement and to rescind the aforementioned Acquisition. The Company had not issued the 20,000,000 consideration shares as contemplated by the Agreement and the controlling shareholder of RiNet had not transferred ownership to the Company.

Note 10 - Income Taxes

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated through June 30, 2017 of approximately $990,892, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $336,900 at June 30, 2017. For the six months ended June 30, 2017, the valuation allowance increased by approximately $45,580.

Note 11 – Subsequent events

On October 23, 2017 the Company and a noteholder renegotiated conversion terms on certain outstanding convertible notes to reduce the conversion price from $0.30 per share to $0.052889166 per share.  Concurrently the Company was advised the noteholder assigned total principal and interest of $97,844.96 to two third parties.  The third parties subsequently provided conversion notices to the Company to settle the outstanding debt in full by the issuance of a total of 1,850,000 restricted shares of the Company's common stock.

On November 30, 2017 the Company was advised a noteholder assigned total principal and interest of $154,700.81 to two third parties.  The third parties subsequently provided conversion notices to the Company to settle the outstanding debt in full by the issuance of a total of 2,925,000 restricted shares of the Company's common stock.

On December 30, 2017 the Company was advised a noteholder assigned total principal and interest of $79,333.75 to a third party.  The third party subsequently provided a conversion notice to the Company to settle the outstanding debt in full by the issuance of a total of 1,500,000 restricted shares of the Company's common stock.

On January 15, 2018 the Company was advised a noteholder assigned total principal and interest of $69,270.78 to two third parties.  The third parties subsequently provided conversion notices to the Company to settle the outstanding debt in full by the issuance of a total of 1,309,735 restricted shares of the Company's common stock.

On January 22, 2018 the Company's board of directors and RiNet mutually agreed to terminate the June 12, 2017 Agreement (ref: Note 9) and to rescind the aforementioned Acquisition. The Company had not issued the 20,000,000 consideration shares as contemplated by the Agreement and the controlling shareholder of RiNet had not transferred ownership to the Company.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares of our capital stock.

The management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Current Business

Agora Holdings Inc. (the "Company" or "Agora") is a Utah corporation incorporated on February 1, 1983 as Pleistocene, Inc.

On June 25, 1983, the Company changed its name to "Gentronix Laboratories, Inc."  On February 13, 1990, the Company merged with Consolidated International Holdings, Inc. a New York corporation. The Company was the surviving entity and changed its name to "Consolidated Holding's Corp." On October 19, 1993, the Company acquired all of the issued and outstanding shares of Midcontinent Petroleum Corporation, a Missouri corporation, in exchange for 2,639,280 shares of the Company's common stock. On March 4, 1997, the Company changed its name to Pacific Diversified Holdings Corp.  On May 1, 1998 we changed our name to Agora Holdings, Inc. The Company is presently pursuing various business opportunities is in the business of software development, specializing in web, media and lpTV applications as well as operating support billing software for VOIP telephony, through its wholly owned subsidiary, Geegle Media Inc. Presently our primary operational office is located in Canada.

On May 19, 2014 the Company filed amended articles with the State of Utah in order to effect a reverse split on the basis of 1,000 to 1, to increase the Company's authorized common shares to 500,000,000 and to increase the Company's authorized preferred shares to 100,000,000 which became effective on July 22, 2014.

On May 29, 2014, the Company entered into a share exchange agreement (the "Share Exchange Agreement") with Sandra Gale Morgan, owner of all of the issued and outstanding membership interests of 677770 BC LTD, a British Columbia corporation doing business as Sunbeam Central ("SBC") where the Company will acquire all of the issued and outstanding shares of capital stock of SBC with the purpose of owning and operating SBC as the Company's wholly-owned subsidiary and will deliver a total of 25,000,000 shares of the Company's common stock and 50,000 shares of the Company's preferred stock. The Company was unable to close the transaction and on September 20, 2014 the Company, Sandra Gale Morgan and SBC entered into a termination agreement where under all issued preferred shares and common shares of Agora held in escrow pending closing of the transaction were canceled and returned to treasury and all membership interests of SBC were returned from escrow to Sandra Gale Morgan.

On September 30, 2014, the Company entered into and completed a share exchange agreement with Danail Terziev, an individual residing in the Province of Ontario ("Owner"), who is the 100% holder of the issued and outstanding shares of Geegle Media Ltd. ("Geegle"), an Ontario corporation ('GML"). Under such agreement, the Owner will deliver all of the outstanding capital stock of GML to the Company in exchange for a total of 7,000,000 shares of the Company's common stock and $150,000 cash payment, payable within 90 days of the Company becoming current in its filings on OTC Markets. The Owner and the Company are in negotiation to extend the date for the cash payment by a further 180 days.

On August 15, 2016, the Company and Danail Terziev, its CEO and a member of the board of directors, entered into an amendment to the September 30, 2014 share exchange agreement where under the Company acquired Geegle Media Ltd. ("Geegle").  The Company and Mr. Terziev have agreed to waive the $150,000 cash payment required under the terms of the original agreement due to the fact that the Geegle Media revenue base has not yet grown sufficiently to meet such payments without undue strain on the Company.

Concurrent with the aforementioned share exchange agreement, Mr. Danail Terziev, was appointed to the Company's board of directors and became the Chief Executive Officer of Agora. Mr. Terziev also became the controlling shareholder of the Company concurrent with the completion of the transaction.

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

On June 12, 2017, Agora Holdings, Inc., a Utah corporation ("we" or the "Company"), entered into an Equity Purchase Agreement (the "Agreement") whereby the Company agreed to acquire all of the outstanding common shares of 9706801 Canada, Inc. d/b/a RiNet Telecom ("RiNet"), a company engaged in the deployment, modernization and maintenance of telecommunications networks (the "Acquisition"). RiNet is owned solely by Danail Terziev, a director of the Company and our controlling shareholder. On June 12, 2017 (the "Closing
Date"), the parties executed the Agreement for the Acquisition. Upon the Closing Date, it was intended that the Company exhange the common shares of RiNet in exchange for 20,000,000 shares of the Company's restricted common stock. The Acquisition was subject to customary closing conditions.

On January 22, 2018 the Company's board of directors and RiNet mutually agreed to terminate the June 12, 2017 Agreement and to rescind the aforementioned Acquisition. The Company had not issued the 20,000,000 consideration shares as contemplated by the Agreement and the controlling shareholder of RiNet had not transferred ownership to the Company.

Products and Services

Our target markets for operations are Canada, Europe and the USA. Presently all our sales are generated in the Canadian marketplace, with software development work for services in the USA and Europe currently underway. Among other client work, a key component of our revenue to date includes operating the billing service for GeegNet Communications Ltd.

Our targeted market expansion efforts include development and marketing of video software for web TV which we manage through the domain www.geegle.tv. Geegle TV is an international, fully automated platform that can deliver content from any source into any country provided we have rights to that content. Geegle TV provides on demand and live streaming of media content, and operates through a wireless set top box that connects either through a home internet router or other wireless source.  We plan to develop applications or "apps" for android and iOS operating platforms for the Geegle TV software, to allow for mobile access to the Geegle TV platform.   We intend to focus efforts on this segment, and specifically in obtaining content rights, in order to increase our revenue stream in the current and coming years.

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

In addition to our lpTV application, media, and support billing activities, the Company is currently developing a product that will combine information to be sent to various social media networks, with the result being that a user will only need to upload information one time, with the product then publishing the information to all of the user's social media networks, rather than the user needing to upload the same information to each individual social media network.

The Company's executive office is located at 1136 Centre Street Unit 228, Thornhill,  Ontario, Canada L4J 3M8The Company's telephone number is (855)-561-4541.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The Company generated $4,437 in revenue for the three months ended June 30, 2017, compared to revenue of $5,069 for the three months ended June 30, 2016.  The reduction to revenue in the three months ended June 30, 2017 was due to a decline in product installation services in the period as compared to the prior quarter.

Cost of Goods Sold for the three months ended June 30, 2017 and 2016 were $Nil.  The absence of costs of goods sold is due to the fact that all revenues earned in the period were related to service based consulting, as opposed to product installation where direct costs of product are incurred.

Operating expenses, which consisted of management fees, consulting fees, professional fees, as well as general and administrative expenses, for the three months ended June 30, 2017, were $802,074.  This compares with operating expenses for the three months ended June 30, 2016 of $67,977.  The substantive increase in our operating expenses for the three-month period ended June 30, 2017 is predominantly related to the payment of a consultant and a former officer and director of the Company by the issuance of restricted shares of common stock, valued at fair market value of $0.30 on the date the obligation, for a total of $750,000, with no similar expense in the prior comparative period.  While professional fees declined in the current three month comparative period, these reductions were offset by an increase to general and administrative expenses in 2017 as compared to the three months ended June 30, 2016.

As a result of the foregoing, we recorded a net loss of $801,696 for the three months ended June 30, 2017.  This compares with a net loss for the three months ended June 30, 2016 of $63,829. Interest expenses included in our net loss increased period over period from $921 to $4,049 as the Company obtained new capital during fiscal 2017 with no repayments to the lender.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The Company generated $8,949 in revenue for the six months ended June 30, 2017, compared to revenue of $11,090 for the six months ended June 30, 2016.  The reduction to revenue in the six months ended June 30, 2017 was due to a decline in product installation services in the period as compared to the prior quarter.

Cost of Goods Sold for the six months ended June 30, 2017 were $Nil which compares with Cost of Goods Sold of $2,266 for the six-month period ended June 30, 2016. The decrease to costs of goods sold is due to the fact that all revenues earned in the period were related to service based consulting, as opposed to product installation where direct costs of product are incurred.

Operating expenses, which consisted of management fees, consulting fees, professional fees, as well as general and administrative expenses, for the six months ended June 30, 2017, were $835,660.  This compares with operating expenses for the six months ended June 30, 2016 of $113,012.  The substantive increase in our operating expenses for the six-month period ended June 30, 2017 is predominantly related to the payment of a consultant and a former officer and director of the Company by the issuance of restricted shares of common stock, valued at fair market value of $0.30 on the date the obligation, for a total of $750,000, with no similar expense in the prior comparative six month period.  While professional fees declined in the current six month comparative period, these reductions were offset by an increase to general and administrative expenses in 2017 as compared to the six months ended June 30, 2016.

As a result of the foregoing, we recorded a net loss of $884,069 for the six months ended June 30, 2017.  This compares with a net loss for the six months ended June 30, 2016 of $104,188.  Interest expenses included in our net loss increased period over period from $2,508 to $57,358 as the Company obtained new capital during fiscal 2017 with no repayments to the lender. In addition, included in interest expenses for the six months ended June 30, 2017 is a one time expense of $45,498 as a result of the intrinsic value of the embedded beneficial conversion feature associated with certain convertible notes which was revalued upon completion of a reverse split in the first quarter of fiscal 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had cash or cash equivalents of $67.  As of December 31, 2016, we had cash or cash equivalents of $6,795.  Accounts receivable totaled $6,347 in the current period as compared to $5,303 at December 31, 2016.

Net cash used in operating activities was $50,079 for the six months ended June 30, 2017.  This compares to net cash used in operating activities of $114,749 for the six months ended June 30, 2016.  The decrease in our net cash used in operating activities for the six month period ended June 30, 2017 was primarily due to the amortization of debt discount, as well as a substantive increase to due to related parties.

Cash flows provided by investing activities was $0 for the six months ended June 30, 2017 and 2016.

Cash flows provided by financing activities was $43,313 for the six months ended June 30, 2017, which compares to cash flows provided by financing activities of $115,169 for the six months ended June 30, 2016.  The decrease in our cash flows provided by financing activities for the six months ended June 30, 2017 was primarily due to a decrease in proceeds from convertible notes.

As of June 30, 2017, our total assets were $6,414 and our total liabilities were $1,156,313.  This includes a liability for unissued shares of $750,000. As of December 31, 2016, our total assets were $12,098 and our total liabilities were $324,850.

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

 Going Concern

The Company has incurred net losses since inception and had a working capital deficit of  $1,149,899 at June 30, 2017.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for The Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. Management is evaluating

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2017 because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2017:

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

Management's Remediation Initiatives

As of June 30, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our quarterly report on Form 10-Q for the period ended June 30, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size. Management also believes that these weaknesses did not have an effect on our financial results.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2017 the Company and a noteholder renegotiated conversion terms on certain outstanding convertible notes to reduce the conversion price from $0.30 per share to $0. 0.052889166 per share.  Concurrently the Company was advised the noteholder assigned total principal and interest of $97,844.96 to two third parties.  The third parties subsequently provided conversion notices to the Company to settle the outstanding debt in full by the issuance of a total of 1,850,000 restricted shares of the Company's common stock.

On November 30, 2017 the Company was advised a noteholder assigned total principal and interest of $154,700.81 to two third parties.  The third parties subsequently provided conversion notices to the Company to settle the outstanding debt in full by the issuance of a total of 2,925,000 restricted shares of the Company's common stock.

On December 30, 2017 the Company was advised a noteholder assigned total principal and interest of $79,333.75 to a third party.  The third party subsequently provided a conversion notice to the Company to settle the outstanding debt in full by the issuance of a total of 1,500,000 restricted shares of the Company's common stock.

On January 15, 2018 the Company was advised a noteholder assigned total principal and interest of $69,270.78 to two third parties.  The third parties subsequently provided conversion notices to the Company to settle the outstanding debt in full by the issuance of a total of 1,309,735 restricted shares of the Company's common stock.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, ("Securities Act"), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. The investors were not a US person, as defined in Regulation S, and were not acquiring the securities for the account or benefit of a US person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Effective April 28, 2017, Ilya Kaplan resigned from all officer and director positions with the Company.

On June 12, 2017, Agora Holdings, Inc., a Utah corporation ("we" or the "Company"), entered into an Equity Purchase Agreement (the "Agreement") whereby the Company agreed to acquire all of the outstanding common shares of 9706801 Canada, Inc. d/b/a RiNet Telecom ("RiNet"), a company engaged in the deployment, modernization and maintenance of telecommunications networks (the "Acquisition"). RiNet is owned solely by Danail Terziev, a director of the Company and our controlling shareholder. On June 12, 2017 (the "Closing
Date"), the parties executed the Agreement for the Acquisition. Upon the Closing Date, it was intended that the Company exhange the common shares of RiNet in exchange for 20,000,000 shares of the Company's restricted common stock. The Acquisition was subject to customary closing conditions.

On January 22, 2018 the Company's board of directors and RiNet mutually agreed to terminate the June 12, 2017 Agreement and to rescind the aforementioned Acquisition. The Company had not issued the 20,000,000 consideration shares as contemplated by the Agreement and the controlling shareholder of RiNet had not transferred ownership to the Company.

ITEM 6. EXHIBITS

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act
101*	Interactive Data Files
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agora Holdings, Inc.
(the "Registrant")

Date: January 30, 2018	/s/ Ruben Yakubov
Name: Ruben Yakubov
Title: President