Form 10-Q
period 2017-09-30
Agora Holdings, Inc.
filed 2018-01-30
CIK 1680966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-55686
Commission File Number

AGORA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Utah	61-1673166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1136 Centre Street Unit 228 Thornhill, Ontario, Canada L4J 3M8	M3J 3A6
(Address of principal executive offices)	(Zip Code)

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

AGROA HOLDINGS, INC.
TABLE OF CONTENTS

AGORA  HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of September 30, 2017 and December 31,2016	F-1
Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016	F-2
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-10

AGORA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current
Cash	$1,613	$6,795
Accounts receivable	5,283	5,303
Total Current Assets	6,896	12,098

Total Assets	$6,896	$12,098

LIABILITIES
Current
Accounts payable and accrued liabilities	$17,852	$24,172
Other payables	8,385	5,990
Due to related party	68,729	21,705
Convertible notes - related party, net	355,512	272,983
Liability for unissued shares	750,000	-
Total Current Liabilities	1,200,478	324,850

Total Liabilities	1,200,478	324,850

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.10 par value;
authorized: 100,000,000, no shares issued and outstanding as of September 30,2017 and December 31, 2016	-	-
Common Stock, $0.001par value;
authorized: 500,000,000 shares, 12,123,152 shares issued and outstanding as of September 30, 2017 and December 31, 2016	12,123	12,123
Additional Paid-in Capital	498,040	447,316
Accumulated other comprehensive income (loss)	(19)	2,259
Accumulated income (deficit)	(1,703,726)	(774,450)
Total Stockholders' Deficit	(1,193,582)	(312,752)
Total Liabilities and Stockholders' Deficit	$6,896	$12,098

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2017	2016	2017	2016

Gross Revenue	$8,178	$4,605	$17,127	$15,695
Costs of Goods Sold	-	1,140	-	3,406
Gross profit	8,178	3,465	17,127	12,289

Operating Expenses
Management fees	18,000	18,000	54,000	54,000
Professional fees	8,250	17,410	29,550	44,520
Consulting fees	-	24,800	750,000	64,400
General and administrative expenses	19,576	12,254	47,936	22,556
Total operating expenses	45,826	72,464	881,486	185,476

Income (loss) from operations	(37,648)	(68,999)	(864,359)	(173,187)

Interest expenses	(7,559)	(2,468)	(64,917)	(4,976)

Net (loss)	$(45,207)	$(71,467)	$(929,276)	$(178,163)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.08)	$(0.00)

Weighted average shares outstanding – basic and diluted	12,123,152	121,197,738	12,123,152	121,110,658

Comprehensive Income (Loss):
Net income (loss)	$(45,207)	$(71,467)	$(929,276)	$(178,163)
Effect of foreign currency translation	(1,360)	15	(2,278)	(1,211)
Comprehensive Loss	$(46,567)	$(71,452)	$(931,554)	$(179,374)

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	September 30,
	2017	2016
Cash flows from Operating Activities
Net income (loss)	$(929,276)	$(178,163)
Adjustments to reconcile net loss to net cash used in operations:
Liability for unissued shares – stock based compensation	750,000	-
Amortization of debt discount	46,671	-
Shares issuance for services	-	6,000
Changes in operating assets and liabilities:
Accounts receivable	434	(10,785)
Prepaid expenses	-	(15,000)
Accounts payable	37,560	(13,412)
Due to related party	2,654	1,561
Net cash used in operating activities	(91,957)	(209,799)

Cash flows from Investing Activities
Net cash provided by investing activities	-	-

Cash flows from Financing Activities
Proceeds from convertible notes	86,582	209,917
Net cash provided by financing activities	86,582	209,917

Effects of exchange rates on cash	193	30

Increase (decrease) in cash during the period	(5,182)	148
Cash, beginning of period	6,795	-
Cash, end of period	$1,613	$148

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash flow in financing activities:
Debt principal converted to shares	$-	$324,267
Accrued interest converted to shares	$-	$20,730

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

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $1,193,582 at September 30, 2017.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 - Summary of Significant Accounting Policies

Principal of Consolidation

These consolidated financial statements include the accounts of Agora Holdings Inc. and its wholly-owned subsidiary, Geegle Media Ltd.  All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The following table summarizes information in respect to the convertible notes:

	Principal Amount ($)	Debt Discount ($)	Carrying Value ($)	Accrued interest payable ($)
Balance, December 31, 2015	324,267	-	324,267	20,730
Additions	272,983	-	272,983	-
Interest expenses	-	-	-	9,375
Issuance of shares to settle debt	(324,267)	-	-	(20,730)
Balance, December 31, 2016	272,983	-	272,983	9,375
Additions:	-	-		-
BCF associated 2016 notes	-	(45,498)	(45,498)	-
New note	86,582	(5,226)	81,356	-
Interest expense	-	-	-	18,246
Deduct: amortization of discount	-	46,671	46,671	-
Balance, September 30, 2017	$359,565	$(4,053)	$355,512	$27,621

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

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Convertible Notes (continued)

During the three months ended September 30, 2017 the Company entered into convertible loan agreements for total gross proceeds of $43,269 with a shareholder. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $2,884 as additional paid-in capital and the debt discount will be recorded as interest expense.

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

Share issuance during the nine months ended September 30, 2017:

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

As of September 30, 2017 and December 31, 2016, the Company has 12,123,152 shares of common stock and nil shares of preferred stock issued and outstanding.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Committments

On June 30, 2017 the Company's board of directors approved the issuaance of a total of 2,500,000 restricted shares of the Company's common stock.  A total of 1,250,000 shares were approved for issuance to a former director of the Company for services rendered, and a further 1,250,000 shares were approved for issuance to a third party consultant for services rendered. As at September 30, 2017 the shares remained unissued.  A total of $750,000 has been recorded as a liaility for unissued shares on the Company's balance sheets in respect of the obligation based on the  fair market value of the Company's shares on the date the shares were approved for issuance.

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

During the three months ended September 30, 2017 the Company entered into convertible loan agreements for total gross proceeds of $43,269 with a shareholder. The loans bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $2,884 as additional paid-in capital and the debt discount will be recorded as interest expense.

(2)	Transactions with Mr. Ruben Yakubov, President of the Company

During the nine months ended September 30, 2017 Mr. Ruben Yakubov, the Company's President and a member of the Board of Directors, invoiced $54,000 in management fees. The Company paid $36,000 in cash, leaving $18,000 on the balance sheets as due to related party.

(3)	Transactions with Danail Terziev, CEO and Director of the Company, and companies controlled by him

During the nine months ended September 30, 2017, the Company repaid an amount of $1,690, to a company controlled by our CEO, leaving $17,023 (December 31, 2016 - $18,713) on the balance sheets as advances from related party.

During the nine months ended September 30, 2017, a company controlled by our CEO further advanced $3,094 to the Company to settle certain accounts payable, leaving $6,086 (December 31, 2016 - $2,992) on the balance sheets as advances from related party.

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

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Operating loss carry-forwards generated through September 30, 2017 of approximately $953,726, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $324,300 at September 30, 2017. For the nine months ended September 30, 2017, the valuation allowance increased by approximately $60,950.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The Company generated $8,178 in revenue for the three months ended September 30, 2017, compared to revenue of $4,605 for the three months ended September 30, 2016.  The increase to revenue in the three months ended September 30, 2017 was due to an increase in certain consulting based services period over period.

Cost of Goods Sold for the three months ended September 30, 2017 and 2016 were $Nil and $1,140.  The absence of costs of goods sold in the current period is due to the fact that all revenues earned in the period were related to service based consulting, as opposed to product installation where direct costs of product are incurred, as in the prior period.

Operating expenses, which consisted of management fees, consulting fees, professional fees, as well as general and administrative expenses, for the three months ended September 30, 2017, were $45,826.  This compares with operating expenses for the three months ended September 30, 2016 of $72,464.   The decrease in our operating expenses in the current three month period is related to a reduction in consulting fees from $24,800 in the prior comparative period to $Nil in the current thre months ended September 30, 2017.  While professional fees declined in the current three month comparative period, these reductions were offset by an increase to general and administrative expenses in 2017 as compared to the three months ended September 30, 2016.

As a result of the foregoing, we recorded a net loss of $45,207 for the three months ended September 30, 2017.  This compares with a net loss for the three months ended September 30, 2016 of $71,467. Interest expenses included in our net loss increased period over period from $2,468 to $7,559 as the Company obtained new capital during fiscal 2017 with no repayments to the lender.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The Company generated $17,127 in revenue for the nine months ended September 30, 2017, compared to revenue of $15,695 for the nine months ended September 30, 2016.  The increase to revenue in the nine months ended September 30, 2017 was due to an increase in consulting based services in the period as compared to the prior nine month period.

Cost of Goods Sold for the nine months ended September 30, 2017 were $Nil which compares with Cost of Goods Sold of $3,406 for the nine-month period ended September 30, 2016. The decrease to costs of goods sold is due to the fact that all revenues earned in the period were related to service based consulting, as opposed to product installation where direct costs of product are incurred.

Operating expenses, which consisted of management fees, consulting fees, professional fees, as well as general and administrative expenses, for the nine months ended September 30, 2017, were $881,486.  This compares with operating expenses for the nine months ended September 30, 2016 of $185,476.  The substantive increase in our operating expenses for the nine-month period ended September 30, 2017 is predominantly related to the payment of a consultant and a former officer and director of the Company by the issuance of restricted shares of common stock, valued at fair market value of $0.30 on the date the obligation, for a total of $750,000, with no similar expense in the prior comparative nine month period.  While professional fees declined in the current nine month comparative period, these reductions were offset by an increase to general and administrative expenses in 2017 as compared to the nine months ended September 30, 2016.

As a result of the foregoing, we recorded a net loss of $929,276 for the nine months ended September 30, 2017.  This compares with a net loss for the nine months ended September 30, 2016 of $178,163.  Interest expenses included in our net loss increased period over period from $4,976 to $64,917 as the Company obtained new capital during fiscal 2017 with no repayments to the lender. In addition, included in interest expenses for the nine months ended September 30, 2017 is a one time expense of $46,671 as a result of the intrinsic value of the embedded beneficial conversion feature associated with certain convertible notes which was revalued upon completion of a reverse split in the first quarter of fiscal 2017, as well as the amortization of debt discount in repsect to new loans entered into during the period.

Liquidity and Capital Resources

As of September 30, 2017, we had cash or cash equivalents of $1,613.  As of December 31, 2016, we had cash or cash equivalents of $6,795.  Accounts receivable totaled $5,283 in the current period as compared to $5,303 at December 31, 2016.

Net cash used in operating activities was $91,957 for the nine months ended September 30, 2017.  This compares to net cash used in operating activities of $209,799 for the nine months ended September 30, 2016.  The decrease in our net cash used in operating activities for the nine month period ended September 30, 2017 was primarily due to the amortization of debt discount, as well as a substantive increase to accounts payable.

Cash flows provided by investing activities was $0 for the nine months ended September 30, 2017 and 2016.

Cash flows provided by financing activities was $86,582 for the nine months ended September 30, 2017, which compares to cash flows provided by financing activities of $209,917 for the nine months ended September 30, 2016.  The decrease in our cash flows provided by financing activities for the nine months ended September 30, 2017 was primarily due to a decrease in proceeds from convertible notes.

As of September 30, 2017, our total assets were $6,896 and our total liabilities were $1,200,478.  This includes a liability for unissued shares of $750,000. As of December 31, 2016, our total assets were $12,098 and our total liabilities were $324,850.

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

Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $1,193,582 at September 30, 2017.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

ITEM 4. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2017 because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of September 30, 2017, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2017:

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

Management's Remediation Initiatives

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Interim Report on Form 10-Q for the period ended September 30, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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