Form 10-K
period 2017-12-31
Agora Holdings, Inc.
filed 2018-04-17
CIK 1680966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-55686
Commission File Number

Agora Holdings Inc.
(Exact name of registrant as specified in its charter)

Utah	61-1673166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1136 Centre Street Unit 228 Thornhill, Ontario, Canada	L4J 3M8
(Address of principal executive offices)	(Zip Code)

1-844-625-8896
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

The market value of the voting and non-voting common stock held by non-affiliates totaled $10,340,002 based upon a valuation of $0.68 per share, that being the closing price on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter and multiplied by the number of non affiliate shares outstanding as of April 13, 2018, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

49,207,887 shares of common stock issued and outstanding as of April 13, 2018

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (eitf Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

Forward Looking Statements

This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements. These statements relate to future events or our future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On June 12, 2017, we, entered into an Equity Purchase Agreement whereby the Company agreed to acquire all of the outstanding common shares of 9706801 Canada, Inc. d/b/a RiNet Telecom ("RiNet"), which is a company engaged in the deployment, modernization and maintenance of telecommunications networks (the "Acquisition").  RiNet is owned solely by Danail Terziev, a director of the Company.  On June 12, 2017, the parties executed the Agreement for the Acquisition.  On January 22, 2018 the Company's board of directors and RiNet mutually agreed to terminate the June 12, 2017 agreement and to rescind the aforementioned Acquisition.  The Company had not issued the 20,000,000 consideration shares as contemplated by the Agreement and the controlling shareholder of RiNet had not transferred ownership to the Company.
On March 1, 2018, the Company entered into a letter of intent ("LOI") to acquire ESILKROAD NETWORK LIMITED, a limited partnership incorporated under the laws of Hong Kong and its controlled subsidiary, eSilkroad of Ukraine, an entity formed and operating in the Ukraine, (collectively the "targets"). The primary asset of Esilkroad Network Limited is a fully developed concept for a global B2B networking platform called "eSilknet" which is intended to provide international users a one-stop portal to carry out global business activity, reach investors for product and other corporate development purposes, organize international trade events, attract professional services for international activities and advertise products and services. eSilknet is expected to make interaction between businesses and non-profit organizations throughout the World faster, less costly and more effective. Along with eSilknet, the eSilkroad group of projects includes the opportunity to subsequently acquire complementary projects "eSilktrade" (a cross border ecommerce platform currently under development) and eSilkexpo, a complementary exposition portal also under development, which is intended to be a virtual exhibition and display platform.
The fully developed eSilknet platform will allow users to peruse the site in their native language, making it truly accessible to the global community. Anticipated to be a ground-breaking B2B networking portal providing the global community a new way of direct interaction, eSilknet is focused solely on international business activities.  The completed site is expected to allow users to establish a profile, set up contact details and summarize key corporate data, including available products and opportunities. Users will be able to leave reviews and ratings, chat directly in a secure environment and eventually to conduct business through the site upon acquisition of eSilktrade.    Under continuing development over the past year under the expert guidance of its founder, Oleg Sytnyk, eSilknet has assembled a team of experts with successful careers spanning the fields of project development,  online and offline marketing, startup enterprises, software development including IT, Payment systems, mobile, web and high tech concepts and  industrial, graphic and web design.  eSilknet has a clear roadmap and is ready to implement the next phase of development to achieve pilot launch. The Company expects to complete this acquisition and a formal exchange agreement during April 2018.  The Company further expects the acquisition to include the issuance of restricted common shares and to include a commitment for financing.

Products and Services – current business
Our target markets for operations are Canada, Europe and the USA. Presently all our sales are generated in the Canadian marketplace, with software development work for services in the USA and Europe currently underway. Among other client work, a key component of our revenue to date includes operating the billing service for GeegNet Communications Ltd.

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

The Company's executive office is located at 1136 Centre Street Unit 228, Thornhill, Ontario, Canada L4J 3M8. The Company's telephone number is (855)-561-4541.

Emerging Growth Company Status

We are an "emerging growth company," as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on January 1st.

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

A Company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a 'large accelerated filer' as defined by the SEC, which would generally occur upon it attaining a public float of at least $700 million.

However, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Intellectual Property

The Company does not have any patents, trademarks, or registered intellectual property.  Any encroachment upon the company's proprietary information, including the unauthorized use of its brand name, the use of a similar name by a competing company or a lawsuit initiated either by our Company or against our Company for infringement upon proprietary information or improper use of a trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on its business due to the cost of defending any potential litigation related to infringement.  If we do, in the future, obtain any intellectual property, litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect its trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others.  Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Government Regulations

To the best of its knowledge, there are currently no known existing or probable government regulations that may adversely affect the Company's business, as the company operates in the online sector, specifically related to software and media development and billing.  However, if the regulations related to software or media products and services change or become regulated by a federal or state agency, it could affect the amount of revenue generated by our Company, as we may need to use revenue or working capital to comply with any new regulations.

The Company will be subject to local and international laws and regulations that relate directly or indirectly to its operations, such as the Securities Act of 1933, the Securities and Exchange Act of 1934, and the Utah Corporations Act.  It will also be subject to common business and tax rules and regulations pertaining to the operation of its business, such as the United States Internal Revenue Tax Code, the Utah State Tax Code as well as Canadian tax laws.  The Company will also be subject to proprietary regulations such as United States Trademark and Patent Law as it applies to the intellectual property of third parties.  The Company believes that the effects of existing or probable governmental regulations will be additional responsibilities of the management of the Company to ensure that the Company is in compliance with securities regulations as they apply to the Company's products as well as ensuring that the company does not infringe on any proprietary rights of others with respect to its products.   The Company will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability it incurs.

Employees

As of the date hereof,  the Company has two full time employees, Danail Terziev and Ruben Yakubov.  The Company has no part time employees, but does have part time consultants and contractors.  The Company's activities are managed by the Company's Directors and Officers, consisting of Danail Terziev and Ruben Yakubov.

There is currently no employment agreement with Danail Terziev, and although the Company does not believe this will occur, either Mr. Terziev or the Company may choose to terminate Mr. Terziev's employment at any time.  The Company recently signed an Executive Employment agreement with Mr. Yakubov, under the terms of which, Mr. Yakubov shall continue to serve as President of the Company for an initial term of five years, with subsequent one year renewal periods until the Agreement is terminated.  The Agreement contains customary non-compete and non-solicitation provisions.  As consideration for the Agreement, Mr. Yakubov shall receive 20,000,000 shares of restricted common stock, which were considered fully earned and beneficially owned upon the execution of the Agreement.  In addition, Mr. Yakubov will receive additional bonuses in the discretion of the board of directors.  The Agreement may be terminated either on a voluntary basis by Mr. Yakubov, or on a "for cause" basis by the Company, with the term "for cause" being defined as (i) any act of fraud or material embezzlement adversely affecting the financial, market, reputation or other interests of the Company, (ii) in the event that the Company places Mr. Yakubov on disability status, (iii) in the event of a conviction of or plea of guilty or nolo contendere by Mr. Yakubov for any felony or other serious crime or crime involving moral turpitude, or any knowing violation of any federal or state banking, securities laws or regulations, (iv) any refusal to perform, willful misconduct or gross negligence in connection with Mr. Yakubov's duties, (v) any material breach by Mr. Yakubov of the Agreement, if such material breach is not cured within thirty (30) days after written notice thereof, or (vi) the death of Mr. Yakubov. Prior to this agreement Mr. Yakubov invoiced the Company for his services monthly.

The officers of the company have the same powers and duties with respect to the management of the business affairs for the Company and the oversight of the day-to-day management operations for the Company as officers of a business would have. They perform such other reasonable duties (taking into consideration the person's position in the Company) as may be prescribed by the Board of Directors of the Company from time to time. They are obligated to use best efforts to serve the Company faithfully and promote its best interests and shall devote all of his or her business time, attention and services to the faithful and competent discharge of such duties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently operates out of its office located at 1136 Centre Street Unit 228, Thornhill, Ontario, Canada L4J 3M8, which is provided rent free by our officers and directors.  There is no lease or rent agreement between our officers and directors, and the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

Market Information

Quotations for the common stock of the Company are included in the under the symbol "AGHI." The following table sets forth for the respective periods indicated the prices of the common stock as quoted on the OTC Markets. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Quarter	High ($)	Low ($)
4th Quarter ended 12/31/2017	0.40	0.06
3rd Quarter ended 9/30/2017	1.49	0.26
2nd Quarter ended 6/30/2017	0.881	0.05
1st Quarter ended 3/31/2017	0.687	0.2

4th Quarter ended 12/31/2016	0.1805	0.04
3rd Quarter ended 9/30/2016	0.1804	0.0801
2nd Quarter ended 6/30/2016	0.134	0.1101
1st Quarter ended 3/31/2016	0.28	0.212

Our common shares are issued in registered form. Our registrar and transfer agent is ClearTrust, LLC, 16540 Pointe Village Dr, Lutz, FL 33558, USA.  Telephone: 813-235-4490.

Holders

As of April 13, 2018 we had outstanding 49,207,887 shares of common stock, which were held by 59 record holders of the Company's common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder.

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

ITEM 6. SELECTED FINANCIAL DATA.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations for the Year ended December 31, 2017 Compared to the Year ended December 31, 2016

The Company generated $22,999 in revenue for the year ended December 31, 2017 as compared to $17,857 in fiscal 2016, including revenue from related parties totaling $3,339,with no similar related party revenue in fiscal 2017.  The increase to revenue in the year ended December 31, 2017 was due to an increase in certain consulting based services in the current fiscal year.
Cost of Goods Sold for the year ended December 31, 2017 were $Nil compared to costs of goods sold in the year ended December 31, 2016 of $3,397. The absence of costs of goods sold in the current year is due to the fact that all revenues earned in the period were related to service based consulting, as opposed to product installation where direct costs of product are incurred, as in the prior fiscal year.

Operating expenses, which consisted of programming costs,  management fees, consulting fees, professional fees, and general and administrative expenses, for the year ended December 31, 2017, were $917,611.  This compares with operating expenses for the year ended December 31, 2016 of $267,387.  The increase in operating expenses for the year ended December 31, 2017 is related to certain programming costs incurred as we upgraded our product offerings during the current year, and consulting fees paid by the issuance of 2.5 million shares with a value of $750,000 based on the market price of the shares on the date of issuance, as compared to programming fees of $Nil in fiscal 2016 and consulting fees of only $100,434.   During  fiscal 2017 and 2016  the Company recorded bad debt of $2,382 and  2,333, respectively.

As a result of the foregoing, we recorded an operating loss of $896,994 in fiscal 2017 compared to only $249,530 in fiscal 2016.  Further during fiscal 2017 we incurred interest expenses of $480,638 as compared to only $9,375 in the prior comparative fiscal year as a result of the amortization of the debt discount associated with the issuance of shares with respect to certain convertible debt, as well as shares issued to settle accrued interest expenses.  Our net loss for fiscal 2017 totaled $1377,632 as compared to $258,905 for the year ended December 31, 2016.

In our audited financial statements as of December 31, 2017 and 2016, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of December 31, 2017 we had no cash on hand and a bank overdraft of $105. As of December 31, 2016, we had cash or cash equivalents of $6,795.  Further at December 31, 2017 we had accounts receivable totaling $7,258 as compared to only $5,303.

Net cash used in operating activities was $102,247 in fiscal 2017 compared to $266,142 for the fiscal year ended December 31, 2016.   The decrease in our net cash used in operating activities for the year ended December 2017 was primarily due to a substantial increase to our accounts payable in the current fiscal year end as we were unable to settle obligations as they came due. Non-cash reconciling items in fiscal 2017 included $366,490 in amortization of debt discount, $89,682 for interest settled by way of the issuance of shares and $750,000 with respect to shares issued for services.  During fiscal 2016 our non cash reconciling items included only $6,000 in respect of shares issued for services. During  fiscal 2017 and 2016  the Company recorded bad debt of $2,382 and  2,333, respectively.

Cash flows provided by investing activities was $0 for the years ended December 31, 2017 and December 31, 2017.

Cash flows provided by financing activities was $95,097 for the year ended December 31, 2017, which compares to cash flows provided by financing activities of $272,983 for the prior comparative year ended December 31, 2016. The decrease in our cash flows provided by financing activities for the year ended December 31, 2017 was due to a decrease in proceeds from convertible notes period over period.

As of December 31, 2017 our total assets were $7,258 and our total liabilities were $109,364.  As of December 31, 2016, our total assets were $12,098 and our total liabilities were $324,850.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks (see "Risk Factors"), and there can be no assurance that we will not require additional funding in the future.

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

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $102,106 at December 31, 2017.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Critical Accounting Policies

The Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) products are installed and/or the contracted services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectibility is reasonably assured.

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

Convertible debt and beneficial conversion features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

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

Recent Accounting Pronouncements

In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. Early adoption is permitted. Management is evaluating the impact if any this pronouncement has on our financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMETNS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the shareholders and the board of directors of Agora Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Agora Holdings, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Substantial Doubt about the Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2016.
Lakewood, CO
April 16, 2018

AGORA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current
Cash	$-	$6,795
Accounts receivable	7,258	5,303
Total Current Assets	7,258	12,098

Total Assets	$7,258	$12,098

LIABILITIES
Current
Accounts payable and accrued liabilities	$24,548	$24,172
Bank overdraft	105	-
Other payables	8,902	5,990
Due to related party	68,002	21,705
Convertible notes - related party, net	7,807	272,983
Total Current Liabilities	109,364	324,850

Total Liabilities	109,364	324,850

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.10 par value;
authorized: 100,000,000, no shares issued and outstanding as of December 31, 2017 and December 31, 2016	-	-
Common Stock, $0.001par value;
authorized: 500,000,000 shares, 20,898,152 and 12,123,152 shares issued and outstanding as of December 31, 2017 and December 31, 2016	20,898	12,123
Additional Paid-in Capital	2,028,906	447,316
Accumulated other comprehensive income (loss)	172	2,259
Accumulated income (deficit)	(2,152,082)	(774,450)
Total Stockholders' Deficit	(102,106)	(312,752)
Total Liabilities and Stockholders' Deficit	$7,258	$12,098

The accompanying notes are an integral part of these Audited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Twelve Months ended
	December 31,
	2017	2016

Net revenues	$22,999	$14,518
Related party revenue	-	3,339
Total revenue	22,999	17,857

Operating expenses
Cost of revenues, direct materials	-	3,397
Programming costs	26,618	-
Management fees	72,000	72,000
Professional fees	37,110	50,490
Consulting fees	750,000	100,434
General and administrative expenses	31,883	38,733
Bad debt	2,382	2,333
Total operating expenses	919,993	267,387

Income (loss) from operations	(896,994)	(249,530)

Interest expenses	(480,638)	(9,375)

Net (loss)	$(1,377,632)	$(258,905)

Net loss per share – basic and diluted	$(0.10)	$(0.02)

Weighted average shares outstanding – basic and diluted	13,985,686	12.114,003

Comprehensive Income (Loss):
Net income (loss)	$(1,377,632)	$(258,905)
Effect of foreign currency translation	(2,087)	(584)
Comprehensive Loss	$(1,379,719)	$(259,489)

The accompanying notes are an integral part of these Audited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional	Accumulated Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Paid- in Capital	Income (loss)	Deficit	Equity
Balance, December 31, 2015	-	$-	12,003,535	$12,004	(53,562)	$2,843	$(515,545)	$(554,260)

Shares issued to settle debt	-	-	114,999	115	344,882	-	-	344,997
Shares issued for services	-	-	4,618	4	5,996	-	-	6,000
Waived commitment under Share Exchange Agreement	-	-	-	-	150,000	-	-	150,000
Foreign currency translation adjustments	-	-	-	-	-	(584)	-	(584)
Loss for the period	-	-	-	-	-	-	(258,905)	(258,905)
Balance, December 31, 2016	-	-	12,123,152	12,123	447,316	2,259	(774,450)	(312,752)

Share issued to settle debt	-	-	6,275,000	6,275	415,287	-	-	421,562
Share issued for services	-	-	1,250,000	1,250	373,750			375,000
Shares issued to a former director for compensation	-	-	1,250,000	1,250	373,750	-	-	375,000
Beneficial conversion feature associated with convertible notes	-	-	-	-	418,803	-	-	418,803
Foreign currency translation adjustments	-	-	-	-	-	(2,087)	-	(2,087)
Loss for the period	-	-	-	-	-	-	(1,377,632)	(1,377,632)
Balance, December 31, 2017	-	$-	20,898,152	$20,898	$2,028,906	$172	$(2,152,082)	$(102,106)

The accompanying notes are an integral part of these Audited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months ended
	December 31,
	2017	2016
Cash flows from Operating Activities
Net income (loss)	$(1,377,632)	$(258,905)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of debt discount	366,490	-
Shares issued as interest expense	89,682	-
Shares issuance for services	750,000	6,000
Bad debt	2,382	2,333
Changes in operating assets and liabilities:
Accounts receivable	(3,898)	2,600
Accounts payable and accrued liabilities	66,097	(18,419)
Due to related party	4,632	249
Net cash used in operating activities	(102,247)	(266,142)

Cash flows from Investing Activities
Net cash provided by investing activities	-	-

Cash flows from Financing Activities
Proceeds from convertible notes	95,097	272,983
Net cash provided by financing activities	95,097	272,983

Effects of exchange rates on cash	250	(46)

Increase (decrease) in cash during the period	(6,900)	6,795
Cash, beginning of period	6,795	-
Cash, end of period	$(105)	$6,795

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash flow in financing activities:
Debt principal converted to shares	$307,960	$324,267
Accrued interest converted to shares	$23,920	$20,730

The accompanying notes are an integral part of these Audited consolidated financial statements

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

Geegle Media Ltd. is in the business of software development, specializing in web, media and lpTV applications as well as operating support billing software for VOIP telephony. The Company is seeking other business opportunities that complement its existing business focus as set out below.
On March 1, 2018, the Company entered into a letter of intent ("LOI") to acquire ESILKROAD NETWORK LIMITED, a limited partnership incorporated under the laws of Hong Kong and its controlled subsidiary, eSilkroad of Ukraine, an entity formed and operating in the Ukraine, (collectively the "targets"). The primary asset of Esilkroad Network Limited is a fully developed concept for a global B2B networking platform called "eSilknet" which is intended to provide international users a one-stop portal to carry out global business activity, reach investors for product and other corporate development purposes, organize international trade events, attract professional services for international activities and advertise products and services. eSilknet is expected to make interaction between businesses and non-profit organizations throughout the World faster, less costly and more effective. Along with eSilknet, the eSilkroad group of projects includes the opportunity to subsequently acquire complementary projects "eSilktrade" (a cross border ecommerce platform currently under development) and eSilkexpo, a complementary exposition portal also under development, which is intended to be a virtual exhibition and display platform.
The fully developed eSilknet platform will allow users to peruse the site in their native language, making it truly accessible to the global community. Anticipated to be a ground-breaking B2B networking portal providing the global community a new way of direct interaction, eSilknet is focused solely on international business activities.  The completed site is expected to allow users to establish a profile, set up contact details and summarize key corporate data, including available products and opportunities. Users will be able to leave reviews and ratings, chat directly in a secure environment and eventually to conduct business through the site upon acquisition of eSilktrade.    The Company expects to complete this acquisition and a formal exchange agreement during April 2018.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $ 102,106 at December 31, 2017.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) products are installed and/or the contracted services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectibility is reasonably assured.

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

Convertible debt and beneficial conversion features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

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

Recent Accounting Pronouncements

In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. Management is evaluating the impact if any this pronouncement has on our financial statements.

Note 4 - Convertible Notes

At December 31, 2017 and 2016, convertible notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Principal amount	$60,119	$272,983
Less: unamortized debt discount	(52,312)	-
Convertible notes payable, net	$7,807	$272,983

During the fiscal year ended December 31, 2016 the Company entered into various convertible loan agreements for total gross proceeds of $272,983 with an individual. The notes bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction date, the Company did not recognize the intrinsic value of the embedded beneficial conversion feature since the fair market value on the date of the respective notes was between $0.13 to $0.23 per share, which prices were lower than the agreed conversion price.

On January 20, 2017, the Company filed amended articles with the State of Utah in order to effect a reverse split on a 1 for 10 basis, to reduce the issued and outstanding number of shares which became effective on February 8, 2017.

Due to the reverse split on a 1 for 10 basis, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $45,497 associated with the above notes as additional paid-in capital.

Subsequently between January and October 15, 2017 the Company entered into various additional convertible loan agreements with the individual for total gross proceeds of $95,097. The notes bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.  On the transaction dates, the Company recognized the intrinsic value of the embedded beneficial conversion features totaling $5,226.

On October 23, 2017 the Company and the individual noteholder renegotiated the conversion terms relative to the convertible notes outstanding to reduce the conversion price from $0.30 per share to $0.052889166 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature relative to the modification in the total amount of $368,079 as additional paid-in capital.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Convertible Notes (continued)

On October 23, 2017 Company was advised the individual noteholder assigned total principal and interest of $97,844.96 to two third parties.  The third parties subsequently provided conversion notices to the Company to settle the outstanding debt in full by the issuance of a total of 1,850,000 restricted shares of the Company's common stock.

On November 30, 2017 the Company was advised the individual noteholder assigned total principal and interest of $154,700.81 to two third parties.  The third parties subsequently provided conversion notices to the Company to settle the outstanding debt in full by the issuance of a total of 2,925,000 restricted shares of the Company's common stock.

On December 30, 2017 the Company was advised the individual noteholder assigned total principal and interest of $79,333.75 to a third party.  The third party subsequently provided a conversion notice to the Company to settle the outstanding debt in full by the issuance of a total of 1,500,000 restricted shares of the Company's common stock.

The following table sets forth interest expense for amortization of the beneficial conversion feature recognized in respect of the Convertible Notes during fiscal 2017 and 2016:

	Year ended December 31,
	2017	2016
Amortization of beneficial conversion feature	366,490	-

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

Note 6 – Capital Stock

The Company's authorized common stock consists of 500,000,000 common shares with par value of $0.001 and 100,000,000 shares of preferred stock with par value of $0.10 per share. No shares of preferred stock have been designated as a class, and no shares of preferred stock have been issued.

Share issuance during the year ended December 31, 2017:

As described more fully above in Note 4, the Company issued 6,275,000 shares of common stock to settle principal of $307,960 and accrued interest of $23,920 upon the conversion of certain convertible notes payable.

On June 30, 2017 the Company issued 1,250,000 shares respectively to a former director and a consultant for services rendered.  The Company valued those issuances on the closing price of the Company's stock as traded in the other-the-counter market on the date of grant.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Capital Stock (continued)

Share issuance during the year ended December 31, 2016:

On January 19, 2016, the Company agreed to issue 114,999 shares of common stock (1,149,991 pre-split shares of common stock) to a shareholder of the Company and a company controlled by a shareholder of the Company in order to retire certain convertible notes payable issued in the fiscal year ended December 31, 2015 and accrued interest thereon.

On August 25, 2016, the Company agreed to issue 4,618 shares of common stock (46,189 pre-split shares of common stock with a price of $0.1299 per share), totaling $6,000, to a third party for the service provided on drafting a Form 10 Registration Statement.

Note 7 - Related Party Transactions

(1)	Convertible notes with Under 10% Shareholder:

During the fiscal year ended December 31, 2016 the Company entered into various convertible loan agreements for total gross proceeds of $272,983 with an individual shareholder. The notes bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.

Between January 1 and  October 15, 2017 the Company entered into various additional convertible loan agreements for total gross proceeds of $95,097 with the same individual shareholder. The notes bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.

On October 23, 2017 the Company and the individual shareholder renegotiated conversion terms in respect of the outstanding convertible notes to reduce the conversion price from $0.30 per share to $0.052889166 per share.

During the year ended December 31, 2017 the Company the individual shareholder assigned total principal and interest of $331,880 in respect of the aforementioned notes to third parties.

(2)	Transactions with Mr. Ruben Yakubov, President of the Company

During the year ended December 31, 2017 Mr. Ruben Yakubov, the Company's President and a member of the Board of Directors, invoiced $72,000 in management fees. The Company paid $42,000 in cash, leaving $30,000 on the balance sheets as due to related party.

(3)	Transactions with Danail Terziev, CEO and Director of the Company, and companies controlled by him

During the year ended December 31, 2017, the Company repaid an amount of $854, to a company controlled by our CEO, leaving $17,858 (December 31, 2016 - $18,713) on the balance sheets as advances from related party.

During the year ended December 31, 2017, a company controlled by our CEO further advanced $7,307 to the Company to settle certain accounts payable, leaving $10,299 (December 31, 2016 - $2,992) on the balance sheets as advances from related party.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Other events

Effective April 28, 2017, Ilya Kaplan resigned from all officer and director positions with the Company.

On June 12, 2017, Agora Holdings, Inc., a Utah corporation ("we" or the "Company"), entered into an Equity Purchase Agreement (the "Agreement") whereby the Company agreed to acquire all of the outstanding common shares of 9706801 Canada, Inc. d/b/a RiNet Telecom ("RiNet"), a company engaged in the deployment, modernization and maintenance of telecommunications networks (the "Acquisition"). RiNet is owned solely by Danail Terziev, a director of the Company and our controlling shareholder. On June 12, 2017 (the "Closing
Date"), the parties executed the Agreement for the Acquisition. Upon the Closing Date, it was intended that the Company exchange the common shares of RiNet in exchange for 20,000,000 shares of the Company's restricted common stock. The Acquisition was subject to customary closing conditions.

On January 22, 2018 the Company's board of directors and RiNet mutually agreed to terminate the June 12, 2017 Agreement and to rescind the aforementioned Acquisition. The Company had not issued the 20,000,000 consideration shares as contemplated by the Agreement and the controlling shareholder of RiNet had not transferred ownership to the Company.

Note 9 - Income Taxes

The income tax expense (benefit) consisted of the following for the year ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the year ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Expected benefit at federal statutory rate	$468,000	88,000
Non-deductible expenses	(397,000)	-
Change in valuation allowance	(71,000)	(88,000)
	$-	$-

In the table above, the expected tax benefit is calculated at statutory rate of 34% for amounts for the year ended December 31, 2017 and 2016.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income Taxes (continued)

Significant components of the Company's deferred tax assets and liabilities were as follows for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$334,000	$263,000
Accrued management fees	(10,000)	-
Total deferred tax assets	324,000	263,000

Change in effective tax rates	128,000	-

Net deferred tax assets	452,000	263,000
Less valuation allowance	(452,000)	(263,000)
Net deferred tax assets (liabilities)	$-	$-

For the years ended December 31, 2016 and 2017, the amounts above were calculated using a 34% statutory rate. The change in effective tax rate to a flat 21%,  which reflects the change in rates based on passage of tax reform by the United States Congress in January 2018, is reflected in fiscal 2017 as the line item "Change in effective tax rates".

During the year ended December 31, 2017 and 2016 the, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company has filed its tax returns up to the fiscal year ended December 31, 2016 and currently has no years under examination by the IRS.

Note 10 – Subsequent events

On January 15, 2018 the Company was advised an individual noteholder assigned total principal and interest of $69,270.78 to two third parties.  The third parties subsequently provided conversion notices to the Company to settle the outstanding debt in full by the issuance of a total of 1,309,735 restricted shares of the Company's common stock.

On January 22, 2018 the Company's board of directors and RiNet mutually agreed to terminate the June 12, 2017 Agreement (ref: Note 8) and to rescind the aforementioned Acquisition. The Company had not issued the 20,000,000 consideration shares as contemplated by the Agreement and the controlling shareholder of RiNet had not transferred ownership to the Company.

On March 1, 2018, the Company entered into a letter of intent ("LOI") to acquire ESILKROAD NETWORK LIMITED, a limited partnership incorporated under the laws of Hong Kong and its controlled subsidiary, eSilkroad of Ukraine, an entity formed and operating in the Ukraine, (collectively the "targets"). The primary asset of Esilkroad Network Limited is a fully developed concept for a global B2B networking platform called "eSilknet" which is intended to provide international users a one-stop portal to carry out global business activity, reach investors for product and other corporate development purposes, organize international trade events, attract professional services for international activities and advertise products and services. eSilknet is expected to make interaction between businesses and non-profit organizations throughout the World faster, less costly and more effective.

On March 23, 2018 the Company and its President Ruben Yakubov entered into an Executive Employment agreement. The Agreement provides that Mr. Yakubov shall continue to serve as President of the Company for an initial term of five years, with subsequent one year renewal periods until the Agreement is terminated.  The Agreement contains customary non-compete and non-solicitation provisions.  As consideration for the Agreement, Mr. Yakubov shall receive 20,000,000 shares of restricted common stock, which were considered fully earned and beneficially owned upon the execution of the Agreement.  Concurrently the Company entered into a consulting agreement with a third party for business development services where under the consultant shall receive 7,000,000 shares of restricted common stock, which were considered fully earned and beneficially owned upon the execution of the Agreement.  The shares were issued in April 2018.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2017, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2017:

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

Management's Remediation Initiatives

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size. Management also believes that these weaknesses did not have an effect on our financial results.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

The following are brief biographies of the officers and directors:

Ruben Yakubov, Ruben Yakubov, age 45, was appointed to the Company's board of directors and as President on September 30, 2014. He was formerly the Company's Secretary/Treasurer from June 13, 2014 to September 30, 2014, and the Company's President from June 13, 2014 to July 29, 2014. Mr. Yakubov graduated in 1994 as an economist from Kazakhski Chimiko-Technologitcheski Institute in Chimkent, Kazakhstan. Mr. Yakubov has been working as an economist and financial advisor in various business and financial sectors for almost 19 years. Mr. Yakubov served as a director at Kazstroyservice ("KSS") for 15 years, from 1996 to 2011. KSS is Kazakhstan based company, which specializes in project delivery services for both construction and infrastructure projects including oil pipelines, oil refinery plants and on-shore/off-shore infrastructure for the oil and gas industry.  Mr. Yakubov does not have any additional work history during the previous five years.

Danail Terziev, Danail Terziev, age 44,  is the founder and Chairman of Geegle Media Ltd., our wholly owned subsidiary and on September 30, 2014 was appointed director and Chief Executive Officer of the Company. Mr. Terziev is also the sole shareholder and Chairman of the Board of Directors for GeegNet Communications Ltd., a company that provides contract services for Bell and Rogers in Canada, installing fiber optic cables from street to point of use both commercially and residentially. GeegNet also offers a phone service for which Geegle Media Ltd is contracted to provide the customer billing. After graduating from the Technical University of Varna, Bulgaria, with a Masters of Telecommunications, Mr. Terziev spent almost five years in the telecommunications industry in Bulgaria, then was employed by Comcast U.S. cable and affiliates, a cellular company, out of Chicago, U.S.A. He also spent several years with Rogers Cable Inc. affiliate companies providing telecommunication services in Canada. His U.S. experience covered sales, marketing, new product development and strategic planning. In the most recent five years Mr. Terziev has provided telecommunications consulting services to Intek Communications (2010 to 2014) and Metafor IT Solutions (2007 to 2010). Much of Mr. Terziev's focus during his 18 years career in the telecommunications industry focused on innovation. For the period from November 2003 to December 2007 he participated in deployment of Comcast's Digital Voice program where Comcast transitioned from traditional land service to VoIP style delivery. From January 2007 to September 2009 Mr. Terziev took a leading role in an affiliate company to Rogers Cable Inc., and participated in introduction of Rogers to commercial service and installations. During his time with Rogers Cable, the company reported over $3.8 billion in revenue, over $1.3 billion in EBITDA and had over 14,000 employees. August 2010 to present, Mr. Terziev has operated and managed Geegle Media Inc. He is responsible for directing and coordinating strategic planning and budgeting and corporate growth initiatives, as well as day to day corporate functions. Presently, Mr. Terziev splits his time between GeegNet Communications, Geegle Media Ltd and Agora Holdings.  The Company will evaluate its needs as it begins to grow, and any need for an increase in time spent on Company activities by Mr. Terziev will be addressed at such time.  Mr. Terziev has no additional work history during the previous five years.

Family Relationships

None.
Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, no directors, officers and/or  person beneficially owning greater than 10% of the Company's equity securities failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Board Committee

The Company does not have a formal Audit Committee, Nominating Committee and Compensation Committee.   As the Company's business expands, the directors will evaluate the necessity of an Audit Committee.

Code of Ethics

The Company has not adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the two years ended December 31, 2017 and 2016, the compensation awarded to, paid to, or earned by, the Company's Officers and Directors.  Certain columns were excluded as the information was not applicable.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers and directors during fiscal 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Ruben Yakubov, President	2017	72,000(1)	-	-	-	-	-	-	72,000
	2016	72,000	-	-	-	-	-	-	72,000

Danail Terziev, CEO	2017	0	-	-	-	-	-	-	0
	2016	0	-	-	-	-	-	-	0

Ilya Kaplan, Director, Secretary/Treasurer(2)	2017	0	-	-	-	-	-	-	0
	2016	0	-	-	-	-	-	-	0

(1)
During fiscal 2017 Mr. Yakubov invoiced a total of $72,000 of which only $42,000 was paid and the balance  of $30,000 remains outstanding and is included as payable on the Company's balance sheets as accounts payable – related parties.

(2)	Effective April 28, 2017, Ilya Kaplan resigned from all officer and director positions with the Company.

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

Long-Term Incentive Plan ("LTIP") Awards. There have been no awards made to a named executive officers or directors.

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

Employment Agreements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following tables set forth certain information regarding the beneficial ownership of our Common Stock as of April 13, 2018 of (i) each person known to us to beneficially own more than 5% of Common Stock, (ii) our directors, (iii) each named executive officer and (iv) all directors and named executive officers as a group.  As of April 13, 2018, there were a total of 49,207,887 shares of Common Stock outstanding, and no Preferred Shares outstanding.  Each share of common stock is entitled to one vote with respect to all matters to be acted on by the stockholders.  The column entitled "Percentage of Outstanding Common Stock" shows the percentage of voting common stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of April 13, 2018 through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Security Ownership of Certain Beneficial Holders
Name of Beneficial Owner	No. of Shares Beneficially Owned	Number of Securities Underlying Options That Are Unexercised	Percentage of Ownership(1)(2)
Executive Officers and Directors:
Danail Terziev, CEO and Director (1)	7,000,000	0	14.23%
Ruben Yakubov, President and Director (1)	20,002,002	0	40.65%
All Officers and
Directors as a Group (2 persons)	27,002,002	0	54.88%
Five Percent Stockholders:
Felix Naff (3)	7,000,000	0	14.23%
Notes
(1)
All ownership is beneficial and of record, unless indicated otherwise based on 49,207,887 shares outstanding as of April 13, 2018  The address for all officers and directors is 1136 Centre Street Unit 228, Thornhill, Ontario, Canada L4J 3M8.

(2)	The Beneficial Owner has sole voting and investment power with respect to the shares shown
(3)	Felix Naff has an address located in North York, Ontario, Canada.

Security Ownership of Management

The following table shows, as of April 13, 2018, the shares of the Company's common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Number of Securities Underlying Options That Are Unexercised	Percentage of Ownership(1)(2)

Executive Officers and Directors:
Danail Terziev, CEO and Director (1)	7,000,000	0	14.23%
Ruben Yakubov, President and Director (1)	20,002,002	0	40.65%
All Officers and Directors as a Group (2 persons)	7,002,002	0	54.88%
(1)
All ownership is beneficial and of record, unless indicated otherwise based on 49,207,887 shares outstanding as of April 13, 2018.  The address for all officers and directors is 1136 Centre Street Unit 228, Thornhill, Ontario, Canada L4J 3M8.

(2)			The Beneficial Owner has sole voting and investment power with respect to the shares shown

Changes in Control

None.

Securities authorized for issuance under equity compensation plans.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has provided below details of related party transactions during the years ended December 31, 2017 and 2016:

(1)	Convertible notes with Under 10% Shareholder:

During the fiscal year ended December 31, 2016 the Company entered into various convertible loan agreements for total gross proceeds of $272,983 with an individual shareholder. The notes bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.

Between January 1 and  October 15, 2017 the Company entered into various additional convertible loan agreements for total gross proceeds of $95,097 with the same individual shareholder. The notes bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.

On October 23, 2017 the Company and the individual shareholder renegotiated conversion terms in respect of the outstanding convertible notes to reduce the conversion price from $0.30 per share to $0.052889166 per share.

During the year ended December 31, 2017 the Company the individual shareholder assigned total principal and interest of $331,880 in respect of the aforementioned notes to third parties.

(2)	Transactions with Mr. Ruben Yakubov, President of the Company

During the year ended December 31, 2017 Mr. Ruben Yakubov, the Company's President and a member of the Board of Directors, invoiced $72,000 in management fees. The Company paid $42,000 in cash, leaving $30,000 on the balance sheets as due to related party.

(3)	Transactions with Danail Terziev, CEO and Director of the Company, and companies controlled by him

During the year ended December 31, 2017, the Company repaid an amount of $854, to a company controlled by our CEO, leaving $17,858 (December 31, 2016 - $18,713) on the balance sheets as advances from related party.

During the year ended December 31, 2017, a company controlled by our CEO further advanced $7,307 to the Company to settle certain accounts payable, leaving $10,299 (December 31, 2016 - $2,992) on the balance sheets as advances from related party.

We do not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

Our President and Chief Executive officer own beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the Chief Executive Officer and President have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Parents

None.

Director Independence

As of the date of this Annual Report, we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for the fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017 $	December 31, 2016 $
Audit Fees	18,900	14,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	18,900	14,000

Audit Fees

During the fiscal year ended December 31, 2017, we incurred approximately $18,900 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2017.  Fees include an 8% administration fee.

During the fiscal year ended December 31, 2016, we incurred approximately $14,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2016.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this Annual Report.

Exhibit Number	Title of Document
3.1.1	Amended Articles of Incorporation 1983
3.1.2	Amended Articles of Incorporation 1990
3.1.3	Amended Articles of Incorporation 1993
3.1.4	Amended Articles of Exchange 1993
3.1.5	Amended Articles of Incorporation 1997
3.1.6	Amended Articles of Incorporation 1998
3.1.7	Amended Articles of Incorporation 2017
3.2	Bylaws
10.1	Share Exchange Agreement with Geegle Media/Danail Terziev
10.2	Addendum Number 1 to Share Exchange Agreement
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal ExecutiveOfficer, pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act
101**	Interactive Data Files
*Filed herewith
**To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agora Holdings, Inc.

Date:	April 16, 2018	By:	/s/Danail Terziev
		Name:	Danail Terziev
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 16, 2018	By:	/s/Ruben Yakubov
		Name:	Ruben Yakubov
		Title:	President (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 16, 2018	By:	/s/Danail Terziev
		Name:	Danail Terziev
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 16, 2018	By:	/s/Ruben Yakubov
		Name:	Ruben Yakubov
		Title:	President (Principal Financial Officer and Principal Accounting Officer)