Form 10-Q
period 2018-03-31
Agora Holdings, Inc.
filed 2018-05-21
CIK 1680966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
49,207,887 shares of common stock outstanding as of May 15, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

AGROA HOLDINGS, INC.
TABLE OF CONTENTS

AGORA  HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017	F-1
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017	F-2
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-12

AGORA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS		(Audited)
Current
Cash	$417	$-
Accounts receivable	2,904	7,258
Total Current Assets	3,321	7,258

Total Assets	$3,321	$7,258

LIABILITIES
Current
Accounts payable and accrued liabilities	$42,214	$24,548
Bank overdraft	-	105
Other payables	9,226	8,902
Due to related party	72,018	68,002
Convertible notes - related party, net	-	7,807
Total Current Liabilities	123,458	109,364

Total Liabilities	123,458	109,364

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.10 par value;
authorized: 100,000,000, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common Stock, $0.001par value;
authorized: 500,000,000 shares, 49,207,887 and 20,898,152 shares issued and outstanding as of March 31, 2018 and December 31, 2017	49,208	20,898
Additional Paid-in Capital	8,599,544	2,028,906
Accumulated other comprehensive income (loss)	1,314	172
Accumulated income (deficit)	(8,770,203)	(2,152,082)
Total Stockholders' Deficit	(120,137)	(102,106)
Total Liabilities and Stockholders' Deficit	$3,321	$7,258

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three Months ended
	March 31,
	2018	2017

Net revenues	$178	$-
Related party revenue	5,906	4,512
Total revenue	6,084	4,512

Operating expenses
Programming costs	5,850	-
Management fees	12,000	18,000
Professional fees	10,000	10,500
Salaries and consulting fees	6,480,000	-
General and administrative expenses	14,131	5,086
Total operating expenses	6,521,981	33,586

Income (loss) from operations	(6,515,897)	(29,074)

Interest expenses	(102,224)	(53,299)

Net (loss)	$(6,618,121)	$(82,373)

Net loss per share – basic and diluted	$(0.27)	$(0.01)

Weighted average shares outstanding – basic and diluted	24,389,598	12,123,152

Comprehensive Income (Loss):
Net income (loss)	$(6,618,121)	$(82,373)
Effect of foreign currency translation	1,142	(231)
Comprehensive Loss	$(6,616,979)	$(82,604)

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	March 31,
	2018	2017
Cash flows from Operating Activities
Net income (loss)	$(6,618,121)	$(82,373)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of debt discount	52,312	47,840
Shares issued as interest expense	49,678	-
Shares issued for salaries and consulting fees	6,480,000	-
Changes in operating assets and liabilities:
Accounts receivable	4,220	(2,532)
Accounts payable and accrued liabilities	20,119	32,766
Due to related party	12,293	(3,002)
Net cash provided by (used in) operating activities	501	(7,301)

Cash flows from Investing Activities
Net cash provided by investing activities	-	-

Cash flows from Financing Activities
Proceeds from convertible notes	-	6,388
Net cash provided by financing activities	-	6,388

Effects of exchange rates on cash	21	51

Increase (decrease) in cash during the period	522	(862)
Cash, beginning of period	(105)	6,795
Cash, end of period	$417	$5,933

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash flow in financing activities:
Debt principal converted to shares	$60,119	$-
Accrued interest converted to shares	$9,151	$-

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

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of business and basis of presentation (continued)

On April 17, 2018, the Company entered into a Share Exchange Agreement (the "Agreement") whereby the Company agreed to acquire all of the outstanding shares of eSilkroad Network Limited, a Hong Kong corporation ("eSilkroad"), which is a company that owns ninety-five percent (95%) of eSilkroad of Ukraine, a limited liability company registered in the Ukraine (eSilkroad Ukraine) (the "Acquisition").  eSilkroad is owned solely by Oleksandr Bondarenko and Oleg Sytnyk.  eSilkroad Ukraine is engaged in the business of developing a B2B platform that intends to make the interaction between businesses and non-profit organizations throughout the world faster, more effective, and less costly.  eSilknet, the web-based platform under development by eSilkroad Network Limited will allow users to search for and communicate with business partners, search for and post proposals for investment and opportunity in developing projects globally, place advertisements for products and services, communicate securely on trade and project development and attract professional services for specific project-based needs. The Closing is expected to take place in May 2018.

Note 2 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $ 120,137 at March 31, 2018.  The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and proposed activities. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, although there can be no assurance thereof, however, operating activities are also expected to increase as the Company pursues development of a recently acquired complementary business segment. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 - Summary of Significant Accounting Policies

Principal of Consolidation

These consolidated financial statements include the accounts of Agora Holdings Inc. and its wholly-owned subsidiary, Geegle Media Ltd.  All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

All product installations and system configuration services are sold on a payment per order basis. All development services are invoiced when completed. Revenues are recognized at the point of sale, which occurs when the service is completed and/or installation services are complete.

There was no impact on the Company's financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017, or the twelve months ended December 31, 2017.

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

New Accounting Pronouncements
There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Convertible Notes

At March 31, 2018 and December 31, 2017, convertible notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Principal amount	$-	$60,119
Less: unamortized debt discount	-	(52,312)
Convertible notes payable, net	$-	$7,807

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

On January 15, 2018 the Company was advised an individual noteholder assigned total principal and interest of $69,270.78 to two third parties.  The third parties provided conversion notices to the Company to settle the outstanding debt in full by the issuance of a total of 1,309,735 restricted shares of the Company's common stock.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Convertible Notes (continued)

The following table sets forth interest expense for amortization of the beneficial conversion feature recognized in respect of the Convertible Notes for three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Amortization of beneficial conversion feature	52,312	47,840

Note 5 –  Executive Employment and Consulting Agreements

On March 23, 2018 the Company and its President, Ruben Yakubov, entered into an Executive Employment agreement. The Agreement provides that Mr. Yakubov shall continue to serve as President of the Company for an initial term of five years, with subsequent one-year renewal periods until the Agreement is terminated.  The Agreement contains customary non-compete and non-solicitation provisions.  As consideration for the Agreement, Mr. Yakubov shall receive 20,000,000 shares of restricted common stock, which were considered fully earned and beneficially owned upon the execution of the Agreement. The shares were valued at $0.24 per share, the fair market value on the date of the agreement.

On March 23, 2018 the Company entered into a consulting agreement with a third party for business development services where under the consultant shall receive 7,000,000 shares of restricted common stock, which were considered fully earned and beneficially owned upon the execution of the Agreement.  The shares were valued at $0.24 per share, the fair market value on the date of the agreement.

The Company recorded total compensation expense of $6,480,000 during the three months ended March 31, 2018 in respect to the issuance of 27,000,000 restricted common shares under the terms of the aforementioned agreements.  The shares were issued in April 2018.

Note 6 – Capital Stock

The Company's authorized common stock consists of 500,000,000 common shares with par value of $0.001 and 100,000,000 shares of preferred stock with par value of $0.10 per share. No shares of preferred stock have been designated as a class, and no shares of preferred stock have been issued.

Shares issued during the three months ended March 31,2018:

As described more fully above in Note 4, the Company issued 1,309,735 shares of common stock to settle principal of $60,119 and accrued interest of $9,151 upon the conversion of certain convertible notes payable.

As described more fully above in Note 5, the Company issued 27,000,000 shares of common stock as compensation under the terms of an executive employment agreement and a consulting agreement valued at $0.24 per share for total consideration of $6,480,000.

Shares issued during the year ended December 31, 2017:

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
(Unaudited)

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

Between January 1 and October 15, 2017, the Company entered into various additional convertible loan agreements for total gross proceeds of $95,097 with the same individual shareholder. The notes bear interest at a rate of 8% per annum and are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.30 per share.

On October 23, 2017 the Company and the individual shareholder renegotiated conversion terms in respect of the outstanding convertible notes to reduce the conversion price from $0.30 per share to $0.052889166 per share.

During the year ended December 31, 2017 the individual shareholder assigned total principal and interest of $331,880 in respect of the aforementioned notes to third parties.

During the three months ended March 31, 2018 the individual shareholder assigned total principal and interest of $69,270 in respect of the aforementioned notes to third parties.

As of March 31, 2018, the principal balance of these convertible notes is $nil, with $1,004 remaining payable in respect of accrued interest thereon included in accounts payable – related party.

(2)	Advances from Under 10% Shareholder:

During the three months ended March 31, 2018, an individual shareholder advanced $1,605 to the Company to settle certain invoices as they came due. The amount is included in due to related party.

(3)	Transactions with Mr. Ruben Yakubov, President of the Company

During the three months ended March 31, 2018 Mr. Ruben Yakubov, the Company's President and a member of the Board of Directors, invoiced $12,000 in management fees (March 31, 2017 - $18,000). The Company did not make any payments, leaving $42,000 on the balance sheets as due to related party (December 31, 2017 - $30,000).

On March 23, 2018 the Company and its President Ruben Yakubov entered into an Executive Employment agreement. The Agreement provides that Mr. Yakubov shall continue to serve as President of the Company for an initial term of five years, with subsequent one-year renewal periods until the Agreement is terminated.  The Agreement contains customary non-compete and non-solicitation provisions.  As consideration for the Agreement, Mr. Yakubov shall receive 20,000,000 shares of restricted common stock, which were considered fully earned and beneficially owned upon the execution of the Agreement.

The shares were valued on the date of the agreement at fair market value of $0.24 per share and the Company expensed $4,800,000 in respect of the agreement.

(4)	Transactions with Danail Terziev, CEO and Director of the Company, and companies controlled by him

As of March 31, 2018, and December 31, 2017, the Company advances payable from our CEO and Director, and the companies controlled by him, totaled $27,408 (CAD$35,318) and $28,081 (CAD$35,243), respectively.  These amounts are included on the Company's balance sheets in due to related party.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Other events

Agreement with RiNet

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

Operating loss carry-forwards generated through March 31, 2018 of approximately $1,121,000, will begin to expire in 2034.   On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. While the Company does generate income in foreign jurisdictions, we do not yet have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $226,200 at March 31, 2018. For the three months ended March 31, 2018, the valuation allowance increased by approximately $29,000

The Company has filed its tax returns up to the fiscal year ended December 31, 2016.  The tax return for the fiscal year ended December 31, 2017 is not yet filed and remains open for examination by the taxation authorities. . The Company has no tax positions at March 31, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company has no accruals for interest and penalties since inception.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Subsequent Events

On April 17, 2018, the Company entered into a Share Exchange Agreement (the "Agreement") whereby the Company agreed to acquire all of the outstanding shares of eSilkroad Network Limited, a Hong Kong corporation ("eSilkroad"), which is a company that owns ninety-five percent (95%) of eSilkroad of Ukraine, a limited liability company registered in the Ukraine (eSilkroad Ukraine) (the "Acquisition").  eSilkroad is owned solely by Oleksandr Bondarenko and Oleg Sytnyk.  eSilkroad Ukraine is engaged in the business of developing a B2B platform that intends to make the interaction between businesses and non-profit organizations throughout the world faster, more effective, and less costly.  eSilknet, the web-based platform under development by eSilkroad Network Limited will allow users to search for and communicate with business partners, search for and post proposals for investment and opportunity in developing projects globally, place advertisements for products and services, communicate securely on trade and project development and attract professional services for specific project-based needs. The Closing is expected to take place in May 2018.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 17, 2018 as part of a Form 10-K, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Agora Holdings, Inc.  and its wholly owned subsidiary Geegle Media, Ltd.

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
On April 17, 2018, the Company entered into a Share Exchange Agreement (the "Agreement") whereby the Company agreed to acquire all of the outstanding shares of eSilkroad Network Limited, a Hong Kong corporation ("eSilkroad"), which is a company that owns ninety-five percent (95%) of eSilkroad of Ukraine, a limited liability company registered in the Ukraine (eSilkroad Ukraine) (the "Acquisition").  eSilkroad is owned solely by Oleksandr Bondarenko and Oleg Sytnyk.  eSilkroad Ukraine is engaged in the business of developing a B2B platform that intends to make the interaction between businesses and non-profit organizations throughout the world faster, more effective, and less costly.  eSilknet, the web-based platform under development by eSilkroad Network Limited will allow users to search for and communicate with business partners, search for and post proposals for investment and opportunity in developing projects globally, place advertisements for products and services, communicate securely on trade and project development and attract professional services for specific project-based needs. The Closing is expected to take place in May 2018.

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

Recently we entered into agreements whereunder we will continue development of a ground-breaking B2B networking portal providing the global community a new way of direct interaction, eSilknet is focused solely on international business activities.  The completed site is expected to allow users to establish a profile, set up contact details and summarize key corporate data, including available products and opportunities. Users will be able to leave reviews and ratings, chat directly in a secure environment and eventually to conduct business through the site upon acquisition of eSilktrade.    Under continuing development over the past year under the expert guidance of its founder, Oleg Sytnyk, eSilknet has assembled a team of experts with successful careers spanning the fields of project development,  online and offline marketing, startup enterprises, software development including IT, Payment systems, mobile, web and high tech concepts and  industrial, graphic and web design.  eSilknet has a clear roadmap and is ready to implement the next phase of development to achieve pilot launch during fiscal 2019.
The Company's executive office is located at 1136 Centre Street Unit 228, Thornhill,  Ontario, Canada L4J 3M8The Company's telephone number is (855)-561-4541.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The Company generated $6,084 in revenue for the three months ended March 31, 2018, compared to revenue of $4,512 for the three months ended March 31, 2017.  The slight increase to revenue was due to additional consulting services provided to a related party entity in the current three month period.

Cost of Goods Sold for the three months ended March 31, 2018 and 2017 were $Nil.  In both comparative periods all revenues earned were related to service based consulting, as opposed to product installation where direct costs of product are incurred.

Operating expenses, which consisted of management fees, salaries and consulting fees, professional fees, programming fees as well as general and administrative expenses, for the three months ended March 31, 2018, were $6,521,981 as compared to $33,586 in the same three month period during fiscal 2017.  The substantial increase in our operating expenses for the three-month period ended March 31, 2018 is entirely related to salaries and consulting fees in the current period which were settled by the issuance of 27,000,000 restricted common shares at $0.24 per share for total compensation expenses of $6,480,000, with no similar expense in the prior comparative three month period.  This increase was offset by a decrease in management fees from $18,000 in the period ended March 2017 to $12,000 in the current three month period. Further the Company incurred programming costs of $5,850 in the current three month period with no comparable expense in the prior comparative three months ended March 31, 2017, and also recorded an increase to general and administrative expenses from $5,086 in the three months ended March 31, 2017 to $14,131 in the current three months ended March 31, 2018. Professional fees remained consistent period over period.

Interest expenses period over period were $102,224 and $53,299 respectively.  The increase in interest expense in the current period is due to the settlement of interest on certain convertible notes for shares valued at $49,678 with no comparative expense in fiscal 2017.  During the comparative three month periods ended March 31, 2018 and 2017 the amortization of debt discount in respect of convertible notes was $52,312 and $47,840 respectively,

As a result of the foregoing, we reported a net loss of $6,515,897 for the three months ended March 31, 2018.  This compares with a net loss for the three months ended March 31, 2017 of $82,373.

Liquidity and Capital Resources

As of March 31, 2018, we had cash or cash equivalents of $417.  As of December 31, 2017, we had cash or cash equivalents of $Nil.  Accounts receivable totaled $2,904 in the current period as compared to $7,258 at December 31, 2017.

Net cash provided by operating activities was $501 for the three months ended March 31, 2018.  This compares to net cash used in operating activities of $7,301 for the three months ended March 31, 2017.  The increase in our net cash provided by operating activities for the three month period ended March 31, 2018 was primarily due to non cash adjustments including the issuance of shares for salaries, consulting fees and interest expenses as well as the amortization of debt discount in respect of certain convertible notes payable. Further, in the current three month period the Company experienced increases to each of accounts payable and due to related party, and a decrease to accounts receivable which amounts were used to settle operating expenses in the normal course.

Cash flows provided by investing activities was $0 for the three months ended March 31, 2018 and March 31, 2017.

Cash flows provided by financing activities was $6,388 for the three months ended March 31, 2017 as a result of proceeds from certain convertible notes,  and $Nil for the three months ended March 31, 2018.

As of March 31, 2018 and December 31, 2017, our total assets were $3,321 and $7,258 respectively,  and our total liabilities were $123,458 and $109,365.

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

We have recently entered into agreements to acquire a developing business in Hong Kong and the Ukraine, and expect to have additional capital demands in order to fully implement the development of these operations.  Accordingly, we will need to obtain additional sources of capital in the future to finance our ongoing operations.  We may not be able to obtain such financing on commercially reasonable terms, if at all.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $120,137 at March 31, 2018.  The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and proposed activities. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, although there can be no assurance thereof, however, operating activities are also expected to increase as the Company pursues development of a recently acquired complementary business segment. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018 because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2018:

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

Management's Remediation Initiatives

As of March 31, 2018, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Interim Report on Form 10-Q for the period ended March 31, 2018, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

In April 2018 the Company issued 27,000,000 shares of restricted common stock valued at $0.24 per share, or $6,480,000,  in respect to an Executive employment agreement with our President and a consulting agreement with a third party providing business development services.

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

On April 17, 2018, the Company entered into a Share Exchange Agreement (the "Agreement") whereby the Company agreed to acquire all of the outstanding shares of eSilkroad Network Limited, a Hong Kong corporation ("eSilkroad"), which is a company that owns ninety-five percent (95%) of eSilkroad of Ukraine, a limited liability company registered in the Ukraine (eSilkroad Ukraine) (the "Acquisition").  eSilkroad is owned solely by Oleksandr Bondarenko and Oleg Sytnyk.  eSilkroad Ukraine is engaged in the business of developing a B2B platform that intends to make the interaction between businesses and non-profit organizations throughout the world faster, more effective, and less costly.  eSilknet, the web-based platform under development by eSilkroad Network Limited will allow users to search for and communicate with business partners, search for and post proposals for investment and opportunity in developing projects globally, place advertisements for products and services, communicate securely on trade and project development and attract professional services for specific project-based needs. The Closing is expected to take place in May 2018.

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

Agora Holdings, Inc.
(the "Registrant")

Date: May 21, 2018	/s/ Ruben Yakubov
Name: Ruben Yakubov
Title: President