Form 10-K/A
period 2017-12-31
Agora Holdings, Inc.
filed 2018-08-20
CIK 1680966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K/A
Amendment No. 1

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

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") of Agora Holdings, Inc. for the fiscal year ended December 31, 2017 is being submitted solely to file Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-K (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-K filed as of April 17, 2018.

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

Agora Holdings, Inc.

Date:	August 20, 2018	By:	/s/Danail Terziev
		Name:	Danail Terziev
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	August 20, 2018	By:	/s/Ruben Yakubov
		Name:	Ruben Yakubov
		Title:	President (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 20, 2018	By:	/s/Danail Terziev
		Name:	Danail Terziev
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	August 20, 2018	By:	/s/Ruben Yakubov
		Name:	Ruben Yakubov
		Title:	President (Principal Financial Officer and Principal Accounting Officer)