Form 10-Q/A
period 2018-03-31
Agora Holdings, Inc.
filed 2018-08-20
CIK 1680966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

AGROA HOLDINGS, INC.
TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") of Agora Holdings, Inc. for the three month period ended March 31, 2018 is being submitted solely to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-Q (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q filed as of May 21, 2018.

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

Agora Holdings, Inc.
(the "Registrant")

Date: August 20, 2018	/s/ Ruben Yakubov
Name: Ruben Yakubov
Title: President

5