Form 10-Q
period 2018-09-30
Agora Holdings, Inc.
filed 2018-11-19
CIK 1680966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapcter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
63,481,087 shares of common stock outstanding as of November 15, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

AGROA HOLDINGS, INC.
TABLE OF CONTENTS

AGORA  HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	F-1
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017	F-2
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-13

AGORA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS		(Audited)
Current
Cash	$66	$-
Accounts receivable	7,257	7,258
Prepaid expenses	-	-
Total Current Assets	7,323	7,258

Total Assets	$7,323	$7,258

LIABILITIES
Current
Accounts payable and accrued liabilities	$45,596	$24,548
Bank overdraft	-	105
Other payables	10,197	8,902
Due to related party	232,907	68,002
Convertible notes - related party, net	-	7,807
Total Current Liabilities	288,700	109,364

Total Liabilities	288,700	109,364

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.10 par value;
authorized: 100,000,000, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common Stock, $0.001par value;
authorized: 500,000,000 shares, 49,207,887 and 20,898,152 shares issued and outstanding as of September 30, 2018 and December 31, 2017	49,208	20,898
Additional Paid-in Capital	8,599,544	2,028,906
Accumulated other comprehensive income (loss)	1,316	172
Accumulated income (deficit)	(8,931,445)	(2,152,082)
Total Stockholders' Deficit	(281,377)	(102,106)
Total Liabilities and Stockholders' Deficit	$7,323	$7,258

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net revenue	$-	$2,667	$178	$2,667
Related party revenue	5,708	5,511	17,394	14,460
Gross profit	5,708	8,178	17,572	17,127

Operating Expenses
Programming costs	5,500	5,751	18,103	19,673
Management fees	-	18,000	12,000	54,000
Professional fees	11,650	8,250	32,355	29,550
Salaries and consulting fees	85,000	-	6,565,000	750,000
General and administrative expenses	46,313	13,825	67,253	28,263
Total operating expenses	148,463	45,826	6,694,711	881,486

Income (loss) from operations	(142,755)	(37,648)	(6,677,139)	(864,359)

Interest expenses	-	(7,559)	(102,224)	(64,917)

Net (loss)	$(142,755)	$(45,207)	$(6,779,363)	$(929,276)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.17)	$(0.08)

Weighted average shares outstanding – basic and diluted	49,207,887	12,123,152	41,026,033	12,123,152

Comprehensive Income (Loss):
Net income (loss)	$(142,755)	$(45,207)	$(6,779,363)	$(929,276)
Effect of foreign currency translation	(1,125)	(1,360)	1,144	(2,278)
Comprehensive Loss	$(143,880)	$(46,567)	$(6,778,219)	$(931,554)

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	September 30,
	2018	2017
Cash flows from Operating Activities
Net income (loss)	$(6,779,363)	$(929,276)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of debt discount	52,312	46,671
Shares issued as interest expense	49,678	-
Shares issued for salaries and consulting fees	6,480,000	750,000
Changes in operating assets and liabilities:
Accounts receivable	1	434
Accounts payable and accrued liabilities	14,021	4,316
Due to related party	183,847	35,898
Net cash provided by (used in) operating activities	496	(91,957)

Cash flows from Investing Activities
Net cash provided by investing activities	-	-

Cash flows from Financing Activities
Proceeds from convertible notes	-	86,582
Net cash provided by financing activities	-	86,582

Effects of exchange rates on cash	(325)	193

Increase (decrease) in cash during the period	171	(5,182)
Cash, beginning of period	(105)	6,795
Cash, end of period	$66	$1,613

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash flow in financing activities:
Debt principal converted to shares	$60,119	$-
Accrued interest converted to shares	$9,151	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
September 30, 2018
(Unaudited)

Note 1 – Description of business and basis of presentation (continued)

On April 17, 2018, Agora Holdings, Inc., a Utah corporation ("we" or the "Company"), entered into a Share Exchange Agreement (the "Agreement") whereby the Company agreed to acquire all of the outstanding shares of eSilkroad Network Limited, a Hong Kong corporation ("eSilkroad"), which is a company that owns ninety-five percent (95%) of eSilkroad of Ukraine, a limited liability company registered in the Ukraine (eSilkroad Ukraine) (the "Acquisition").  On April 17, 2018, the parties executed the Agreement for the Acquisition, with the Closing to take place at a future date to be determined by the parties (the "Closing Date").

On August 31, 2018, the shareholders of eSilkroad and the Company entered into an Addendum to Share Exchange Agreement (the "Addendum"), which amended the terms of the Agreement so that the ownership percentage of eSilkroad acquired by the Company would be decreased from 100% to 51%.  In addition, the Addendum provides for a monthly payment of $8,000 to Ruben Yakubov, the Company's president, and Mr. Oleksandr Bondarenko, an officer and director of eSilkroad.

Further on October 4, 2018 the shareholders of eSilkroad and the Company entered into a Second Addendum to the Share Exchange Agreement (the "Second Addendum"), with an effective date of September 30, 2018, which amended the terms of the Agreement so that each of Bondarenko and Sytnyk shall receive 7,136,600 shares the Company's common stock.  In addition, the Addendum revises the current share capital of eSilkroad to include 2 non-voting shares issued prior to the Closing Date, as well as the 20,000 issued and authorized shares of common stock. The Company issued 14,273,200 shares on November 2, 2018 in order to conclude the transaction.

Note 2 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $281,377 at September 30, 2018.  The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and proposed activities. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, although there can be no assurance thereof, however, operating activities are also expected to increase as the Company pursues development of a recently acquired complementary business segment. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Principal of Consolidation

These consolidated financial statements include the accounts of Agora Holdings Inc. and its wholly-owned subsidiary, Geegle Media Ltd.  All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 3 - Summary of Significant Accounting Policies

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

There was no impact on the Company's financial statements as a result of adopting Topic 606 for the three and nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

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
September 30, 2018
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

Note 4 - Convertible Notes

At September 30, 2018 and December 31, 2017, convertible notes payable consisted of the following:

	September 30, 2018	December 31, 2017
Principal amount	$-	$60,119
Less: unamortized debt discount	-	(52,312)
Convertible notes payable, net	$-	$7,807

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
September 30, 2018
(Unaudited)

Note 4 - Convertible Notes (continued)

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

The following table sets forth interest expense for amortization of the beneficial conversion feature recognized in respect of the Convertible Notes for three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization of beneficial conversion feature	$-	$590	$52,312	$46,671

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

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 5 – Executive Employment and Consulting Agreements (continued)

On March 23, 2018 the Company entered into a consulting agreement with a third party for business development services where under the consultant shall receive 7,000,000 shares of restricted common stock, which were considered fully earned and beneficially owned upon the execution of the Agreement.  The shares were valued at $0.24 per share, the fair market value on the date of the agreement.

The Company recorded total compensation expense of $6,480,000 during the nine months ended September 30, 2018 in respect to the issuance of 27,000,000 restricted common shares under the terms of the aforementioned agreements.  The shares were issued in April 2018.

Note 6 – Capital Stock

The Company's authorized common stock consists of 500,000,000 common shares with par value of $0.001 and 100,000,000 shares of preferred stock with par value of $0.10 per share. No shares of preferred stock have been designated as a class, and no shares of preferred stock have been issued.

Shares issued during the nine months ended September 30, 2018:

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

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 7 - Related Party Transactions (continued)

(1)	Convertible notes with Under 10% Shareholder: (continued)

During the year ended December 31, 2017 the individual shareholder assigned total principal and interest of $331,880 in respect of the aforementioned notes to third parties.

During the three months ended March 31, 2018 the individual shareholder assigned total principal and interest of $69,270 in respect of the aforementioned notes to third parties.

As of September 30, 2018, the principal balance of these convertible notes is $nil, with $1,004 remaining payable in respect of accrued interest thereon included in in due to related party.

(2)	Advances from Under 10% Shareholder:

During the nine months ended September 30, 2018, an individual shareholder advanced $175,993 to the Company, in which $55,993 to the Company to settle certain invoices as they came due and $120,000 as prepaid expenses. The amount is included in due to related party.

(3)	Transactions with Mr. Ruben Yakubov, President of the Company

During the three and nine months ended September 30, 2018 Mr. Ruben Yakubov, the Company's President and a member of the Board of Directors, invoiced $ nil and $12,000 in management fees, respectively. During the three and nine months ended September 30, 2017 Mr. Ruben Yakubov, the Company's President and a member of the Board of Directors, invoiced $18,000 and $54,000 in management fees, respectively. The Company did not make any payments, leaving $42,000 on the balance sheets as due to related party (December 31, 2017 - $30,000).

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

(4)	Transactions with Danail Terziev, CEO and Director of the Company, and companies controlled by him

As of September 30, 2018, and December 31, 2017, the Company advances payable from our CEO and Director, and the companies controlled by him, totaled $35,062 (CAD$45,238) and $28,081 (CAD$35,243), respectively.  These amounts are included on the Company's balance sheets in due to related party.

(5)	Related party revenue

During the nine months periods ended September 30, 2018 and 2017 the Company recorded revenue from services provided to a related party entity controlled by our CEO of $17,394 and $14,460 respectively, which amounts account for 99% and 84% of our recorded revenue, respectively.

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

Agreement with eSilkroad

On April 17, 2018, Agora Holdings, Inc., a Utah corporation ("we" or the "Company"), entered into a Share Exchange Agreement (the "Agreement") whereby the Company agreed to acquire all of the outstanding shares of eSilkroad Network Limited, a Hong Kong corporation ("eSilkroad"), which is a company that owns ninety-five percent (95%) of eSilkroad of Ukraine, a limited liability company registered in the Ukraine (eSilkroad Ukraine) (the "Acquisition").  On April 17, 2018, the parties executed the Agreement for the Acquisition, with the Closing to take place at a future date to be determined by the parties (the "Closing Date").

On August 31, 2018, the shareholders of eSilkroad and the Company entered into an Addendum to Share Exchange Agreement (the "Addendum"), which amended the terms of the Agreement so that the ownership percentage of eSilkroad acquired by the Company would be decreased from 100% to 51%.  In addition, the Addendum provides for a monthly payment of $8,000 to Ruben Yakubov, the Company's president, and Mr. Oleksandr Bondarenko, an officer and director of eSilkroad.

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

Operating loss carry-forwards generated through September 30, 2018 of approximately $1,283,000, will begin to expire in 2034.   On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. While the Company does generate income in foreign jurisdictions, we do not yet have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12

AGORA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 9 - Income Taxes (continued)

months, we consider the accounting of any transition tax, deferred tax re-measurements, and otheritems to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $260,200 at September 30, 2018. For the nine months ended September 30, 2018, the valuation allowance increased by approximately $85,950.

The Company has filed its tax returns up to the fiscal year ended December 31, 2017.  The Company has no tax positions at September 30, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company has no accruals for interest and penalties since inception.

Note 10 – Subsequent Events

Further on October 4, 2018 the shareholders of eSilkroad and the Company entered into a Second Addendum to the Share Exchange Agreement (the "Second Addendum"), with an effective date of September 30, 2018, which amended the terms of the Agreement so that each of Bondarenko and Sytnyk shall receive 7,136,600 shares the Company's common stock.  In addition, the Addendum revises the current share capital of eSilkroad to include 2 non-voting shares issued prior to the Closing Date, as well as the 20,000 issued and authorized shares of common stock. The shares were issued on November 2, 2018 to conclude the transaction.

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

On August 31, 2018, the shareholders of eSilkroad and the Company entered into an Addendum to the Share Exchange Agreement (the "Addendum"), which amended the terms of the Agreement so that the ownership percentage of eSilkroad acquired by the Company would be decreased from 100% to 51%.  In addition, the Addendum provides for a monthly payment of $8,000 to Ruben Yakubov, the Company's president, and Mr. Oleksandr Bondarenko, an officer and director of eSilkroad.

Further on October 4, 2018 the shareholders of eSilkroad and the Company entered into a Second Addendum to the Share Exchange Agreement (the "Second Addendum"), with an effective date of September 30, 2018, which amended the terms of the Agreement so that each of Bondarenko and Sytnyk shall receive 7,136,600 shares the Company's common stock.  In addition, the Addendum revises the current share capital of eSilkroad to include 2 non-voting shares issued prior to the Closing Date, as well as the 20,000 issued and authorized shares of common stock. The Company issued 14,273,200 shares on November 2, 2018 in order to conclude the transaction.

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

As a result of our recent acquisition of 51% of eSilkroad and eSilkroad Ukraine we will actively continue the development of a ground-breaking B2B networking portal providing the global community a new way of direct interaction, eSilknet is focused solely on international business activities.  The completed site is expected to allow users to establish a profile, set up contact details and summarize key corporate data, including available products and opportunities. Users will be able to leave reviews and ratings, chat directly in a secure environment and eventually to conduct business through the site upon acquisition of eSilktrade.    Under continuing development over the past year under the expert guidance of its founder, Oleg Sytnyk, eSilknet has assembled a team of experts with successful careers spanning the fields of project development,  online and offline marketing, startup enterprises, software development including IT, Payment systems, mobile, web and high tech concepts and  industrial, graphic and web design.  eSilknet has a clear roadmap and is ready to implement the next phase of development to achieve pilot launch during fiscal 2019.

The Company's executive office is located at 1136 Centre Street Unit 228, Thornhill,  Ontario, Canada L4J 3M8The Company's telephone number is (855)-561-4541.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The Company generated $5,708 and $8,178, respectively, in revenue during the three months ended September 30, 2018 and 2017. Revenues generated in the three months ended September 30, 2018 were all derived from related parties, whereas revenue generated in the three months ended September 30, 2017 include $5,511 of revenue from related parties and $2,667 from third party clients.  The decrease in revenues period over period reflect the fact that there were no third-party revenues in the most recently completed fiscal quarter.

Cost of Goods Sold for the three months ended September 30, 2018 and 2017 were $Nil.  The absence of costs of goods sold is due to the fact that all revenues earned in the period were related to service based consulting, as opposed to product installation where direct costs of product are incurred.

Operating expenses consisted of management fees, salaries and consulting fees, professional fees, programming fees as well as general and administrative expenses, for the three months ended September 30, 2018, totaled  $148,463 as compared to $45,826 in the same three month period during fiscal 2017.  The substantial increase in our operating expenses for the three-month period ended September 30, 2018 is almost entirely related to an increase to consulting fees and associated travel expense during the current three month period as the Company's consultants traveled overseas to negotiate terms for the close of the acquisition of eSilkroad Network, and investigated dual listing opportunities for the Canadian Securities Exchange, with no similar expense in the prior comparative period.  Additionally, during the three months ended September 30, 2017 the Company recorded management fees of $18,000 relative to the services provided by our President and Director during the period. There were no comparable fees during the three months ended September 30, 2018. Professional fees were increased slightly from $8,250 in the three months ended September 30, 2017 to $11,650 in the current three-month period. Programming costs remained constant period over period at $5,500 in the three months ended September 30, 2018 as compared to $5,751 in the prior comparative period.  General and administrative expenses in the period were substantially increased from $13,825 (2017) to $46,313 in the three months ended September 30, 2018 as a direct result of travel and sundry expenses related to the ongoing project negotiations relative to eSilkroad Network.

Interest expenses period over period were $Nil and $7,559 respectively during the three months ended September 30, 2018 and 2017.  The decrease in interest expense in the current period is due to the settlement of interest on certain convertible notes for shares during a prior period which settled the outstanding debt in full.

As a result of the foregoing, we reported a net loss of $142,755 for the three months ended September 30, 2018.  This compares with a net loss for the three months ended September 30, 2017 of $45,207.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The Company generated $17,572 in revenue for the nine months ended September 30, 2018, compared to revenue of $17,127 for the nine months ended September 30, 2017.  The slight increase to revenue was due to additional consulting services provided to a related party entity in the current nine-month period. Revenues generated in the comparative periods were primarily derived from related party contracts.

Cost of Goods Sold for the nine months ended September 30, 2018 and 2017 were $Nil.  The absence of costs of goods sold is due to the fact that all revenues earned in the period were related to service based consulting, as opposed to product installation where direct costs of product are incurred.

Operating expenses consisted of management fees, salaries and consulting fees, professional fees, programming fees as well as general and administrative expenses and for the nine months ended September 30, 2018, were $6,694,711 as compared to $881,486 in the same nine-month period during fiscal 2017.  The substantial increase in our operating expenses for the nine-month period ended September 30, 2018 is entirely related to salaries and consulting fees in the current period, most of which were settled by the issuance of 27,000,000 restricted common shares at $0.24 per share for total compensation expenses of $6,480,000, with only $750,000 in similar expenses in the prior comparative nine-month period.  This increase was offset by a decrease in management fees from $54,000 in the period ended September 30, 2017 to $12,000 in the current nine-month period. Further the Company incurred programming costs of $18,103 in the current nine month period as compared to $19,673 in the prior comparative nine months ended September 30, 2017.  We also recorded an increase to general and administrative expenses from $28,263 in the nine months ended June 30, 2017 to $67,253 in the current nine months ended September 30, 2018. This increase was substantially due to travel and sundry expenses incurred relative to our negotiation of the acquisition of an interest in eSilkroad Network. Professional fees increased slightly period over period from $29,550 to $32,355.

Interest expenses period over period were $102,224 and $64,917 respectively.  The increase in interest expense in the current period is due to the settlement of interest on certain convertible notes for shares valued at $49,678 with no comparative expense in fiscal 2017.  During the comparative nine-month periods ended September 30, 2018 and 2017 the amortization of debt discount in respect of convertible notes was $52,312 and $46,671 respectively,

As a result of the foregoing, we reported a net loss of $6,677,139 for the nine months ended September 30, 2018.  This compares with a net loss for the nine months ended September 30, 2017 of $929,276.

Liquidity and Capital Resources

As of September 30, 2018, we had cash or cash equivalents of $66.  As of December 31, 2017, we had cash or cash equivalents of $Nil.  Accounts receivable totaled $7,257 in the current period as compared to $7,258 at December 31, 2017.

Net cash provided by operating activities was $496 for the nine months ended September 30, 2018.  This compares to net cash used in operating activities of $91,957 for the nine months ended September 30, 2017.  The increase in our net cash provided by operating activities for the nine-month period ended September 30, 2018 was primarily due to noncash adjustments including the issuance of shares for salaries, consulting fees and interest expenses as well as the amortization of debt discount in respect of certain convertible notes payable. Further, in the current nine-month period the Company experienced increases to each of accounts payable and due to related party, and a decrease to accounts receivable which amounts were used to settle operating expenses in the normal course.

Cash flows provided by investing activities was $Nil for the nine months ended September 30, 2018 and 2017.

Cash flows provided by financing activities was $86,582 for the nine months ended September 30, 2017 as a result of proceeds from certain convertible notes,  and $Nil for the nine months ended September 30, 2018.

As of September 30, 2018 and December 31, 2017, our total assets were $7,323 and $7,258 respectively,  and our total liabilities were $288,700 and $109,364.

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

We have recently entered into and concluded agreements to acquire a developing business in Hong Kong and the Ukraine and expect to have additional capital demands in order to fully implement the development of these operations.  Accordingly, we will need to obtain additional sources of capital in the future to finance our ongoing operations.  We may not be able to obtain such financing on commercially reasonable terms, if at all.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $281,377 at September 30, 2018.  The Company believes that its existing capital resources are not adequate to enable it to execute its business plan and proposed activities. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, although there can be no assurance thereof, however, operating activities are also expected to increase as the Company pursues development of a recently acquired complementary business segment. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2018 because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2018:

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

Management's Remediation Initiatives

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Interim Report on Form 10-Q for the period ended September 30, 2018, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 2, 2018 the Company issued14,273,200 shares of common stock in respect to the acquisition of a 51% interest in eSilkroad Network Ltd. and subsidiary eSilkroad of Ukraine to its two shareholders, Oleg Sytnyk and Oleksandr Bondarenko.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On August 31, 2018, the shareholders of eSilkroad and the Company entered into an Addendum to Share Exchange Agreement (the "Addendum"), which amended the terms of the Agreement so that the ownership percentage of eSilkroad acquired by the Company would be decreased from 100% to 51%.  In addition, the Addendum provides for a monthly payment of $8,000 to Ruben Yakubov, the Company's president, and Mr. Oleksandr Bondarenko, an officer and director of eSilkroad.

Further on October 4, 2018 the shareholders of eSilkroad and the Company entered into a Second Addendum to the Share Exchange Agreement (the "Second Addendum"), with an effective date of September 30, 2018, which amended the terms of the Agreement so that each of Bondarenko and Sytnyk shall receive 7,136,600 shares the Company's common stock.  In addition, the Addendum revises the current share capital of eSilkroad to include 2 non-voting shares issued prior to the Closing Date, as well as the 20,000 issued and authorized shares of common stock. The Company issued 14,273,200 shares on November 2, 2018 in order to conclude the transaction.

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

Agora Holdings, Inc.
(the "Registrant")

Date: November 19, 2018	/s/ Ruben Yakubov
Name: Ruben Yakubov
Title: President